Form 10-Q
period 1996-06-30
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1996-08-12
CIK 1011736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          (Mark One)

          /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                       OR

          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                       Commission file number 333-3138


              PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
           (Exact name of registrant as specified in its charter)


          Michigan                                               38-3273911
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)
4295 Okemos Road, Okemos,
         Michigan                                                    48805
   (Address of principal                                           (Zip Code)
    executive offices)

Registrant's telephone number, including area code:  (517) 349-6500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes / /     No /X/

(The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). However, the registrant has been subject to such filing requirements for less than 90 days.)

The number of shares of common stock, no par value per share, outstanding as of August 9, 1996 was one (1).

                               TABLE OF CONTENTS

                                                             Page No.
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements                       3-7

                     Consolidated Balance Sheet at
                     June 30, 1996                              3

                     Consolidated Statement of Income
                     and Retained Earnings for the quarter
                     ended June 30, 1996 and the period
                     from January 31, 1996, date of
                     inception, through June 30, 1996           4

                     Consolidated Statement of Cash
                     Flows for the period from January 31,
                     1996, date of inception, through
                     June 30, 1996                              5

                     Notes to Consolidated Financial
                     Statements                                 6

           Item 2.   Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                  8-9

PART II.   OTHER INFORMATION

           Item 5.   Other Information                          9-10

           Item 6.   Exhibits and Reports on Form 8-K          10-12
                     (Exhibit index also follows the
                     signature page.)
           Signatures                                          13

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 June 30, 1996


                                     Assets
                                     ------

 Cash                                                               $   44,988
 Short-term investments, at cost, which
  approximates market                                                1,471,297
                                                                    ----------
             Total assets                                           $1,516,285
                                                                    ==========

                           Liability and Shareholder's Equity
                           ----------------------------------
 Liability - note and accrued interest payable to
  affiliate     (note 2)                                            $1,516,260

 Shareholder's equity:
       Preferred stock, no par value; 5,000,000
        shares authorized; no shares issued and
        outstanding                                                       --
       Common stock, no par value; 25,000,000 shares
        authorized; 1 share issued and outstanding                          25
                                                                    ----------
             Total shareholder's equity                                     25
                                                                    ----------
             Total liability and shareholder's equity               $1,516,285
                                                                    ==========

               PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARY
            Consolidated Statement of Income and Retained Earnings
      Quarter ended June 30, 1996 and the period from January 31, 1996, date of inception, through June 30, 1996


 Revenue - interest                                                 $16,260

 Expense - interest                                                  16,260
                                                                    -------
           Net income                                                    --
                                                                    -------

 Retained earnings:

       Beginning of period                                               --
                                                                    -------

       End of period                                                $    --
                                                                    =======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                Period from January 31, 1996, date of inception,
                             through June 30, 1996


 Cash flows from operating activities - net income                  $     --

 Adjustment to reconcile net income to net cash provided by operating activities -

 Discount accretion                                                    (15,827)

Increase in accrued interest payable                                    16,260
                                                                    ----------

             Cash provided by operating activities                         433
 Cash flows used in investing activities - purchase of
  short-term investment                                             (1,455,470)
                                                                    ----------

 Cash flows from financing activities:
       Increase in note payable to affiliate                         1,500,000
       Issuance of common stock                                             25
                                                                    ----------
             Cash provided by financing activities                   1,500,025
                                                                    ----------

 Net increase in cash                                                   44,988

 Cash - beginning of period                                               --
                                                                    ----------
 Cash - end of period                                               $   44,988
                                                                    ==========

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 June 30, 1996


(1)      Basis of Presentation

         The Company is an insurance holding company incorporated under the laws of the State of Michigan on January 31, 1996. The Company owns 100 percent of PICOM Interim Insurance Company, a Michigan-domiciled insurance company ("INSCO") that was incorporated on April 12, 1996 for the sole purpose of merging with and into PICOM Insurance Company, a Michigan-domiciled insurance company ("PICOM"), and establishing PICOM as a wholly owned subsidiary of the Company.

         The accompanying unaudited consolidated financial statements of Professionals Insurance Company Management Group (together with its subsidiaries, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the quarter ended June 30, 1996 and the period from January 31, 1996, date of inception, through June 30, 1996 are not necessarily indicative of the results to be expected for the year ending
         December 31, 1996.

(2)      Note Payable to Affiliate

         Under a promissory note dated April 15, 1996, the Company borrowed $1,500,000 from PICOM for the purpose of forming and capitalizing INSCO. This note bears interest at a rate equal to the rate earned on INSCO's investments acquired with such funds and is due at the earlier of the date the aforementioned merger is consummated or December 31, 1996.

(3)      Stock Options and Awards

         The Company has established the 1996 Long Term Stock Incentive Plan ("Incentive Plan") under which, subject to adjustment, 300,000 shares of the Company's common stock are available to grant incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, dividend equivalents, and other stock-based awards to employees of, including any officer or officer-director, or consultants to the Company and its subsidiaries. All terms and conditions of any grants under the Incentive Plan are at the discretion of the Compensation Committee of the Company's Board of Directors. As of June 30, 1996, no grants had been made under the Incentive Plan.

         The Company has also established the 1996 Non-Employee Directors Stock Option Plan ("Directors Plan") under which non-qualified options for 50,000 shares of the Company's common stock may be granted to non-employee directors (maximum of 5,000 shares to one individual) of the Company. Options become exercisable one year from the date of grant and expire seven years from the date of grant. As of June 30, 1996, no stock options had been granted under the Directors Plan.

(4)      Subsequent Events

         The Company, INSCO and PICOM are parties to a Reorganization Agreement dated May 13, 1996 (the "Reorganization Agreement"), and an Agreement and Plan of Merger dated May 13, 1996 (the "Plan of Merger"), that provide for the merger of INSCO with and into PICOM (the "Merger"). Following consummation of the Merger, INSCO will cease to exist, PICOM will be the surviving corporation in the Merger and a wholly-owned subsidiary of the Company, and each issued and outstanding share of common stock of PICOM will be converted into one share of common stock of the Company. On July 31, 1996, the stockholders of PICOM and the sole stockholder of INSCO approved the Reorganization Agreement, the Plan of Merger and the Merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General:

     Professionals Insurance Company Management Group is a Michigan business corporation incorporated under the laws of the State of Michigan on January 31, 1996 for the purpose of serving as the holding company for PICOM Insurance Company and its subsidiaries ("PICOM"). The Company has one subsidiary, PICOM Interim Insurance Company ("INSCO"), a Michigan stock insurance company incorporated under the laws of the State of Michigan solely for the purpose of merging with and into PICOM and establishing PICOM as a wholly-owned subsidiary of the Company. At the present time neither the Company nor INSCO has any business operations.

     PICOM Insurance Company is a stock insurance company incorporated under the laws of the State of Michigan and is licensed as a property and casualty insurer in Michigan, Illinois, Indiana and Ohio. The principal product currently offered by PICOM is professional liability insurance for providers of health care services in Michigan and Illinois; although PICOM has offered professional liability insurance to lawyers and law firms since 1994.

     The Company, INSCO and PICOM are parties to a Reorganization Agreement dated May 13, 1996 (the "Reorganization Agreement"), and an Agreement and Plan of Merger dated May 13, 1996 (the "Plan of Merger"), providing for the merger of INSCO with and into PICOM (the "Merger"). Following consummation of the Merger, INSCO will cease to exist, PICOM will be the surviving corporation in the Merger and a wholly-owned subsidiary of the Company, and each issued and outstanding share of common stock of PICOM will be converted into one share of common stock of the Company. On July 31, 1996, the stockholders of PICOM and the sole stockholder of INSCO approved the Reorganization Agreement, the Plan of Merger and the Merger.

Results of Operations - Quarter ended June 30, 1996 and the period from January 31, 1996 (date of inception) to June 30, 1996:

     For the quarter ended June 30, 1996 and the period from January 31, 1996 (date of inception) to June 30, 1996, the Company had total revenue of $16,260 and total expense of $16,260.

     All of the Company's revenues consist of interest generated by the "INSCO Investment" (as hereinafter defined). All of the Company's expenses consist of interest accrued on, and payable with respect to, the "Note" (as hereinafter defined).

Liquidity and Capital Resources

     In connection with the transactions contemplated by the Reorganization Agreement and the Plan of Merger, PICOM loaned $1,500,000 to the Company for the purpose of enabling the Company to form and capitalize INSCO in accordance with the Michigan Insurance Code of 1956, as amended (the "Michigan Insurance Code"). The Company invested all of that sum in INSCO in exchange for all of the issued and outstanding shares of capital stock of INSCO. INSCO invested the $1,500,000 in United States government obligations with maturities of less than one year (the "INSCO Investment"). The loan from PICOM to the Company is evidenced by a short-term, non-renewable, interest bearing promissory note having a stated principal amount of $1,500,000 and a stated maturity date that is the earlier of the effective time of the Merger or December 31, 1996 (the "Note"). The Note is secured by a pledge of all of the issued and outstanding shares of INSCO. Interest on the Note accrues at a rate equivalent to the rate of interest paid on the INSCO Investment.

     Upon consummation of the Merger, the INSCO Investment, and all interest accrued thereon, will become and be the property of PICOM. Following consummation of the Merger, PICOM will declare and pay to the Company certain cash dividends. One of these dividends will be in the amount of $2,000,000 and will be used primarily to pay certain anticipated operating costs of the Company, such as legal and accounting costs, investment banking fees and expenses, and directors fees. (It is anticipated that the proceeds of this dividend will be reinvested by the Company until so expended.) The other dividend will be in an amount equal to the amount then outstanding under the Note, and the Company will then repay the proceeds of such dividend to PICOM in full satisfaction of the Note. It is to be noted that on April 12, 1996 the Financial Analysis Division of the Michigan Insurance Bureau determined (i) that the $1,500,000 loan from PICOM to the Company was not material, (ii) that such post-Merger dividends were not extraordinary, and (iii) that neither such loan nor such post-Merger dividends required the prior approval of the Commissioner of Insurance of the State of Michigan (the "Michigan Insurance Commissioner").

PART II.  OTHER INFORMATION

Item 5.   Other Information.

     On May 6, 1996, the Michigan Insurance Commissioner issued and entered an Order of Acquisition Exemption and Preliminary Approval of Merger granting preliminary approval of the Merger in accordance with the Reorganization Agreement and the Plan of Merger. On July 31, 1996 the stockholders of PICOM and the sole stockholder of INSCO approved the Reorganization Agreement, the Plan of Merger and the Merger. In light of the Preliminary Order, such stockholder approval, and the proceedings before the Michigan Insurance Commissioner, the Company anticipates that the Michigan Insurance

Commissioner will grant final approval of the Merger. However, there can be no assurance that the Michigan Insurance Commissioner will in fact issue and enter an Order of Acquisition Exemption and Final Approval of Merger ("a Final Order") granting final approval of the Merger. In the event that the Michigan
Insurance Commissioner does not issue and enter such a Final Order, then the Merger will not be consummated and the Reorganization Agreement and the Plan of Merger will be terminated.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

      Item 601
   Regulation S-K
  Exhibit Reference
       Number             Exhibit Description
- -------------------       -------------------
 (2)(a)/(10)(a)           Reorganization Agreement dated May 13, 1996
                          among  the registrant, PICOM Interim Insurance
                          Company and PICOM Insurance Company (incorporated by reference to Exhibit (2)(a)/(10)(a) of Amendment No.
                          1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no. 333-3138)).

 (2)(b)/(10)(b)           Agreement and Plan of Merger dated May 13, 1996 among
                          the registrant, PICOM Interim Insurance  Company and
                          PICOM Insurance Company (incorporated by reference to
                          Exhibit (2)(b)/(10)(b)  of  Amendment   No.  1  to
                          the registrant's  Registration   Statement  on  Form
                          S-4  as  filed  with  the Securities  and  Exchange
                          Commission  on  June 11,  1996  (registration no.
                          333-3138)).

 (2)(c)/(99)(k)           Order of Acquisition Exemption and Preliminary
                          Approval of Merger issued and entered May 6, 1996 by the Commissioner of Insurance of the State of Michigan (incorporated by reference to Exhibit
                          (2)(c)/(99)(k) of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no. 333-3138)).

       Item 601
    Regulation S-K
  Exhibit Reference
       Number             Exhibit Description
- -------------------       -------------------

 (3)(a)/(4)(a)            First Amended  and Restated Articles of Incorporation
                          of the registrant and all amendments thereto
                          (incorporated by reference to  Exhibit (3)(a)/(4)(a)
                          of the  initial filing of  the registrant's
                          Registration  Statement on Form S-4 as filed with the
                          Securities  and Exchange Commission on April 3,  1996
                          (registration no. 333-3138)).


 (3)(b)/(4)(b)            By-laws of the registrant (incorporated by reference
                          to Exhibit (3)(b)/(4)(b) of the initial filing of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3, 1996 (registration no. 333-3138)).

    (4)(c) Specimen certificate for the registrant's common stock (incorporated by reference to Exhibit 4(c) of the initial filing of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3, 1996 (registration no. 333-3138)).

    (10)(c) Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (incorporated by reference to Exhibit 10(c) of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no. 333-3138)).

    (10)(d) Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10(d) of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no. 333-3138)).

      Item 601
    Regulation S-K
  Exhibit Reference
       Number             Exhibit Description
- -------------------       -------------------

      (10)(e) Professionals Insurance Company Management Group Stock Purchase Plan (incorporated by reference to
                          Exhibit 10(e) of the initial filing of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3, 1996 (registration no. 333-3138)).

      (10)(f) Form of Non-Negotiable Promissory Note (incorporated by reference to Exhibit (10)(f) of the initial filing of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3, 1996 (registration no. 333-3138)).

      (10)(g) Form of Pledge Agreement (incorporated by reference to Exhibit (10)(g) of the initial filing of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3, 1996 (registration no. 333-3138)).


      (21)(a) List of subsidiaries of the registrant (incorporated by reference to Exhibit (21)(a) of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no. 333-3138)).



       (27)               Financial Data Schedule of registrant and PICOM
                          Insurance Company.*

- --------------------------

*    Filed herewith.

     (b)  Reports on Form 8-K.  None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROFESSIONALS INSURANCE COMPANY
                                            MANAGEMENT GROUP


DATE: August 12, 1996                       /s/ R. Kevin Clinton
                                            --------------------------------
                                            R. Kevin Clinton
                                            Vice President, Treasurer
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                                EXHIBIT INDEX



Exhibit
  No.                     Description
- -------                   -----------

  27.1                    Financial Data Schedule
  27.2                    Financial Data Schedule



