Form 10-Q
period 1996-09-30
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1996-11-12
CIK 1011736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                             OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


                         Commission file number 0-21223


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
             (Exact name of registrant as specified in its charter)


                Michigan                               38-3273911
        (State of Incorporation)          (I.R.S. Employer Identification No.)

4295 Okemos Road, Box 2510, Okemos,
             Michigan                                  48805-9510
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (517) 349-6500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the registrant's common stock, no par value per share, outstanding as of November 11, 1996 was 3,188,146.

                              TABLE OF CONTENTS


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets at
                   September 30, 1996 (Unaudited) and
                   December 31, 1995                                         3

                   Condensed Consolidated Statements of Income
                   for the Nine Months and Three Months Ended
                   September 30, 1996 and 1995 (Unaudited)                   4

                   Condensed Consolidated Statements of Cash
                   Flows for the Nine Months Ended September
                   30, 1996 and 1995 (Unaudited)                             5

                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                   6-7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8-12

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders       13-14

         Item 6. Exhibits and Reports on Form 8-K                            15

         Signatures                                                          16

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets

                                                                                           September 30,            December 31,
                                         Assets                                                1996                     1995
                                         ------                                            ---------------          ---------------
Investments:                                                                                (Unaudited)
   Fixed maturities - available for sale, at market value
      (amortized cost:  $263,209,000 and $257,129,000)                                        $260,779,000             $259,979,000
   Equity securities available for sale, at market value
      (cost:  $5,130,000 and $2,608,000)                                                         5,410,000                2,641,000
   Short-term investments, at cost                                                              20,152,000               17,512,000
   Real estate, at cost, net of accumulated depreciation                                           460,000                  475,000
                                                                                           ---------------          ---------------
               Total investments                                                               286,801,000              280,607,000
Cash                                                                                             1,805,000                1,279,000
Premiums due from policyholders                                                                 10,616,000                7,618,000
Amounts due from reinsurers                                                                     14,203,000               12,264,000
Deferred federal income taxes                                                                   17,979,000               18,264,000
Other assets                                                                                    14,762,000               10,680,000
                                                                                           ---------------          ---------------
               Total assets                                                                   $346,166,000             $330,712,000
                                                                                           ===============          ===============

                          Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                                                  $209,876,000             $199,605,000
   Reserve for extended reporting period claims                                                 14,482,000               14,082,000
   Unearned premiums                                                                            30,193,000               23,122,000
   Accrued expenses and other liabilities                                                        8,144,000               15,492,000
                                                                                           ---------------          ---------------
               Total liabilities                                                               262,695,000              252,301,000
                                                                                           ---------------          ---------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                           -                        -
   Common stock, no par value; 25,000,000 shares authorized;
      3,188,146 and 3,238,959 shares issued and outstanding,
      including treasury shares in 1995                                                          3,188,000                3,239,000
   Additional paid-in capital                                                                    7,979,000                8,417,000
   Retained earnings                                                                            73,876,000               66,994,000
   Net unrealized appreciation (depreciation) on investments,
      net of deferred federal income taxes                                                      (1,572,000)               1,882,000
                                                                                           ---------------          ---------------
                                                                                                83,471,000               80,532,000
   Less cost of common stock in treasury; 123,244 shares                                         -                       (2,121,000)
                                                                                           ---------------          ---------------
               Total shareholders' equity                                                       83,471,000               78,411,000
                                                                                           ---------------          ---------------
               Total liabilities and shareholders' equity                                     $346,166,000             $330,712,000
                                                                                           ===============          ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                 Nine Months Ended                      Three Months Ended
                                                                   September 30,                           September 30,
                                                          ----------------------------------       --------------------------------
                                                              1996                  1995               1996                1995
                                                          -------------        -------------       ------------       -------------
Revenues and other income:
   Premiums earned, net                                     $42,544,000          $41,405,000        $14,120,000         $13,722,000
   Investment income, net                                    11,558,000           10,630,000          3,853,000           3,910,000
   Net realized investment gains (losses)                      (480,000)             389,000           (103,000)            478,000
   Other                                                        227,000                -                 55,000              -
                                                          -------------        -------------       ------------       -------------
      Total revenues and other income                        53,849,000           52,424,000         17,925,000          18,110,000
                                                          -------------        -------------       ------------       -------------

Expenses:
   Losses and loss adjustment expenses                       36,172,000           35,408,000         11,691,000          10,891,000
   Increase in reserve for extended reporting
      period claims                                             400,000            1,231,000            300,000             450,000
   Policy acquisition and other underwriting
     expenses                                                 8,099,000            7,076,000          2,683,000           2,908,000
                                                          -------------        -------------       ------------       -------------
      Total expenses                                         44,671,000           43,715,000         14,674,000          14,249,000
                                                          -------------        -------------       ------------       -------------

      Income from operations before federal income
         taxes and cumulative effect of change in
         accounting method                                    9,178,000            8,709,000          3,251,000           3,861,000
Federal income taxes                                         (2,296,000)          (2,961,000)          (855,000)         (1,313,000)
                                                          -------------        -------------       ------------       -------------
      Income before cumulative effect of change
         in accounting method                                 6,882,000            5,748,000          2,396,000           2,548,000

Cumulative effect of change in accounting method,
   elimination of loss and loss adjustment expense
   reserve discount                                             -                 (8,125,000)            -                   -
                                                          -------------        -------------       ------------       -------------
      Net income (loss)                                      $6,882,000          ($2,377,000)        $2,396,000          $2,548,000
                                                          =============        =============       ============       =============

Net income (loss) per common share:
   Income before cumulative effect of change in
      accounting method                                           $2.18                $1.82              $0.75               $0.85
   Cumulative effect of change in accounting method                0.00                (2.57)              0.00                0.00
                                                          -------------        -------------       ------------       -------------
      Net income (loss) per common share                          $2.18               ($0.75)             $0.75               $0.85
                                                          =============        =============       ============       =============

Weighted average shares outstanding                           3,162,709            3,156,818          3,188,183           2,995,215
                                                          =============        =============       ============       =============


See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                      --------------------------------------
                                                                                         1996                      1995
                                                                                      -------------            -------------
Net cash provided by operating activities                                               $17,886,000              $16,356,000
                                                                                      -------------            -------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                             227,853,000              472,612,000
   Purchases of short-term investments                                                 (230,065,000)            (504,304,000)
   Proceeds from maturity of securities available for sale                                1,500,000                4,009,000
   Proceeds from sale of securities available for sale                                   84,854,000              115,463,000
   Purchases of securities available for sale                                           (97,080,000)            (102,365,000)
   Proceeds from maturity of securities held to maturity                                   -                      16,397,000
   Proceeds from sale of securities held to maturity                                       -                         758,000
   Purchases of securities held to maturity                                                -                     (12,861,000)
   Payable for securities                                                                (3,205,000)               -
   Purchases of property and equipment                                                     (323,000)                (441,000)
   Payment on liability for purchased book of business                                     (894,000)                (894,000)
                                                                                      -------------            -------------
      Net cash used in investing activities                                             (17,360,000)             (11,626,000)
                                                                                      -------------            -------------

Cash flows from financing activities:
   Purchase of treasury shares                                                             -                      (4,385,000)
                                                                                      -------------            -------------
      Net cash used in financing activities                                                       0               (4,385,000)
                                                                                      -------------            -------------

Net increase in cash                                                                        526,000                  345,000

Cash, beginning of period                                                                 1,279,000                  940,000
                                                                                      -------------            -------------

Cash, end of period                                                                      $1,805,000               $1,285,000
                                                                                      =============            =============
Supplemental disclosure of non-cash investing
   and financing activities:
   Purchase of book of business:
      Intangible assets acquired                                                          $-                     ($3,587,000)
      Amount due                                                                           -                       3,587,000
   Issuance of treasury shares through stock bonus award                                    697,000                -
   Issuance of treasury shares for acquired company                                         935,000                -
                                                                                      =============            =============

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)  Basis of Presentation

     Professionals Insurance Company Management Group (the "Professionals Group") is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of PICOM Insurance Company, a stock insurance company incorporated under Michigan law ("PICOM").

     Effective August 31, 1996, and pursuant to a Reorganization Agreement dated May 13, 1996 (the "Reorganization Agreement"), and an Agreement and Plan of Merger dated May 13, 1996 (the "Plan of Merger"), among Professionals Group, PICOM Interim Insurance Company, a stock insurance company incorporated under Michigan law and a wholly-owned subsidiary of Professionals Group ("INSCO"), and PICOM, Professionals Group acquired all of the outstanding capital stock of PICOM through the merger of INSCO with and into PICOM (the "Merger"). As a result of the Merger (i) INSCO ceased to exist, (ii) PICOM, as the surviving corporation, became a wholly-owned subsidiary of Professionals Group, (iii) each issued and outstanding share of common stock of PICOM was converted into one share of common stock of Professionals Group, and (iv) all of the issued and outstanding shares of INSCO held by Professionals Group were converted into shares of common stock of PICOM.

     The Merger has been accounted for in a manner similar to a pooling of interests, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PICOM at their respective amounts as reported by PICOM. Because Professionals Group did not exist during 1995 and its assets and results of operations are immaterial in relation to PICOM's consolidated assets and results of operations during 1996, disclosure of Professionals Group's separate assets and results of operations is not necessary.

     The accompanying unaudited condensed consolidated financial statements of Professionals Insurance Company Management Group (together with its subsidiary, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the nine month period ending September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

(2)  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during the period, calculated on a daily basis.

(3)  Stock Options and Awards

     The Company has established the 1996 Long Term Stock Incentive Plan (the "Incentive Plan") under which, subject to adjustment, 300,000 shares of the Company's common stock are available to grant incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, dividend equivalents, and other stock-based awards to employees of, including any officer or officer-director, or consultants to the Company and its subsidiaries. All terms and conditions of any grants under the Incentive Plan are at the discretion of the Compensation Committee of the Company's Board of Directors. As of September 30, 1996, no grants had been made under the Incentive Plan.

     The Company has also established the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan") under which non-qualified options for 50,000 shares of the Company's common stock may be granted to non-employee directors (maximum of 5,000 shares to one individual) of the Company. Options are granted at or above the market price of the Company's common stock on the date of grant. Options become exercisable one year from the date of grant and expire seven years from the date of grant. No charges to operations are recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to shareholders' equity. As of September 30, 1996, stock options totaling 4,500 shares of the Company's common stock had been granted under the Directors Plan.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995.
     The standard prescribes an optional method of accounting for stock-based compensation that determines compensation expense based on fair value measured at the grant date of options. Because the Company adopted the disclosure-only requirements of this standard in 1996, there is no impact on the Company's results of operations for 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General:

     Professionals Insurance Company Management Group (the "Company") is a Michigan business corporation that serves as the holding company for PICOM Insurance Company ("PICOM") and its subsidiaries.

     PICOM, which is a wholly-owned subsidiary of the Company, is a stock insurance company incorporated under Michigan law in 1980. PICOM, which is licensed as a property and casualty insurer in Michigan, Illinois, Indiana, Iowa, Ohio and Pennsylvania, began business on June 27, 1980 by assuming the assets, liabilities and business of the Brown-McNeely Insurance Fund. (The Brown-McNeely Insurance Fund was created by the State of Michigan in 1975 to provide doctors with an effective and reliable source of medical malpractice insurance). The principal product currently offered by PICOM is professional liability insurance for providers of health care services in Michigan, Illinois and Indiana. Since 1994, PICOM has also offered professional liability insurance to lawyers and law firms in Michigan.

     PICOM has five wholly-owned subsidiaries: PICOM Insurance Agency ("PIA"), PICOM Claims Services Corporation ("PCSC"), PICOM Financial Services Corporation ("PFSC"), PICOM Insurance Company of Illinois ("PICOM-Illinois"), and American Insurance Management Corporation ("AIMC"). PIA is an inactive Michigan insurance agency incorporated under the laws of the State of Michigan on March 31, 1981. PCSC provides claims management services on a fee for service basis and was incorporated under the laws of the State of Michigan on December 10, 1985. PFSC is an inactive business corporation incorporated under the laws of the State of Michigan on May 29, 1986. PICOM-Illinois is a stock, property and casualty insurer incorporated under the laws of the State of Illinois on December 5, 1994. PICOM-Illinois provides medical malpractice insurance to physicians and clinics in the State of Illinois. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange. R. Hardy & Associates, Inc. was a wholly-owned subsidiary of PICOM, but was dissolved during the third quarter of 1996.

Financial Position - September 30, 1996 versus December 31, 1995:

     Assets: Total assets increased 4.7% to $346.2 million at September 30, 1996, as compared to $330.7 million at December 31, 1995. The increase in total assets at September 30, 1996 was primarily due to strong cash flows (which have increased invested assets) and increases in premiums due from policyholders and prepaid reinsurance premiums (included in other assets in the accompanying condensed consolidated balance sheets). The increases in prepaid reinsurance premiums and premiums due from policyholders were a result of the timing of renewals for a significant portion of the Company's book of business, which typically occurs during the third quarter.

     Invested assets of $286.8 million represented approximately 83% of the Company's total assets at September 30, 1996, compared to $280.6 million, or approximately 85%, of the Company's total assets at December 31, 1995. The Company's investment portfolio continues to be dominated by fixed maturity securities at September 30, 1996, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at market value, is sensitive to interest rate changes. At September 30, 1996, the fixed maturity portfolio had a market value that was $2.4 million less than the $263.2 million amortized cost of such portfolio. At December 31, 1995, the fixed maturity portfolio had a market value that was $2.9 million higher than the $257.1 million amortized cost of such portfolio. The decrease in market value as compared to amortized cost resulted from rising interest rates during 1996.

     Liabilities: Loss and loss adjustment expense reserves represented 80% of the Company's consolidated liabilities at September 30, 1996 and 79% of the Company's consolidated liabilities at December 31, 1995. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which relies heavily on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome.
The assumptions used in establishing the Company's reserves are reviewed and updated as new data becomes available. The loss and loss adjustment expense reserves have been established on an undiscounted basis.

     Loss and loss adjustment expense reserves increased 5.1%, from $199.6 million at December 31, 1995 to $209.9 million at September 30, 1996. This increase was primarily attributable to an increase in outstanding claims at September 30, 1996 related to the Company's Illinois book of business, and was partially mitigated by favorable reserve development of prior years' reserves. The loss and loss adjustment expense reserves correspond with the best estimate of the Company's in-house actuary.

     The unearned premium reserve increased to $30.2 million at September 30, 1996, from $23.1 million at December 31, 1995. The increase was due to the timing of renewals for a significant portion of the Company's book of business, which typically occurs during the third quarter.

     Shareholders' Equity: Shareholders' equity was $83.5 million at September 30, 1996 versus $78.4 million at December 31, 1995. Net income of $6.9 million during the nine-month period ended September 30, 1996 was offset by $3.5 million of net unrealized depreciation on investments, net of deferred federal income taxes, which resulted from rising interest rates in the bond market. Treasury shares were also reissued during the nine-month period ended September 30, 1996, which increased shareholders' equity by $1.6 million. The Company expects to use retained earnings to increase its capital base and finance future growth and will defer consideration of cash dividends for the foreseeable future.

Results of Operations - Nine month and Three month periods ended September 30, 1996 and 1995:

     Premiums: Net premiums written were $47.8 million for the nine months ended September 30, 1996, a decrease of less than one percent, when compared to net premiums written of $48.2 million for the nine months ended September 30, 1995. For the three months ended September 30, 1996, net premiums written were $19.4 million, or 5.8% less than net premiums written of $20.6 million for the three months ended September 30, 1995. The decrease in net premiums written was primarily due to more selective underwriting practices being employed in the Company's book of business as well as price-based competition. The Company constantly monitors its underwriting performance and adjusts its underwriting practices as necessary to retain a profitable book of business.

     Investment Income and Capital Gains/Losses: Investment income totaled $11.6 million for the nine months ended September 30, 1996 compared to investment income of $10.6 million for the nine months ended September 30, 1995, an increase of 8.7%. The increase was primarily the result of an increase in average invested assets during 1996 compared to 1995 due to strong cash flows from operations. Investment income was $3.9 million for the three months ended September 30, 1996 and was comparable to the three months ended September 30, 1995 despite a shift in the Company's investment portfolio toward municipal bonds which, due to their tax-exempt status, offer lower yields. As of September 30, 1996, 25% of the Company's fixed income portfolio was invested in tax-exempt municipal bonds. The Company had no tax-exempt municipal bonds as of September 30, 1995.

     The Company posted a $480 thousand net realized investment loss for the nine months ended September 30, 1996 versus a $389 thousand net realized investment gain during the same period in 1995. For the three months ended September 30, 1996, the Company posted a $103 thousand net realized investment loss compared to a $478 thousand net realized investment gain for the three months ended September 30, 1995. The 1996 net realized investment loss was taken in connection with the Company's plan to reposition the fixed maturity portfolio to increase after-tax yield.

     Loss and Loss Adjustment Expenses: Incurred loss and loss adjustment expenses including the increase in reserves for extended reporting period claims decreased to $36.6 million for the nine months ended September 30, 1996 from $36.7 million for the same period in 1995. For the three months ended September 30, 1996, incurred loss and loss adjustment expenses including the increase in reserves for extended reporting period claims increased 5.7% to $12.0 million from $11.3 million for the same period in 1995. The increase during the three-month period was due primarily to an increase in the number of outstanding claims related to the Company's Illinois book of business, which was partially mitigated by favorable reserve development of prior years' reserves.

     Policy Acquisition and Underwriting Expenses: Underwriting expenses were $8.1 million for the nine months ended September 30, 1996, a 14.5% increase over underwriting expenses of $7.1 million for the same period of 1995. The increase was attributable to a stock bonus award paid to employees in the first quarter of 1996 and non-recurring legal, accounting and related expenses incurred in the second quarter of 1996 associated with the reorganization of PICOM into the Professionals Group holding company system.

     Underwriting expenses were $2.7 million for the three months ended September 30, 1996, a 7.7% decrease compared to underwriting expenses of $2.9 million for the same period of 1995. As a percentage of premiums earned, the underwriting expense ratio was 19.0% for the three months ended September 30, 1996, down from an underwriting expense ratio of 21.2% for the same period of 1995. The decrease was due primarily to a reduction in commissions paid by the Company on its Illinois book of business.

     Federal Income Taxes: The Company recorded $2.3 million in federal income tax expense for the nine months ended September 30, 1996, compared to $3.0 million during the same period in 1995. Federal income tax expense for the three months ended September 30, 1996 was $855 thousand versus $1.3 million for the three months ended September 30, 1995. The effective tax rate approximated 25% for the nine and three months ended September 30, 1996 versus 34% for the nine and three months ended September 30, 1995. The lower effective tax rate in 1996 was due to the shift in the Company's investment portfolio to tax-exempt investment securities in order to increase after-tax yield.

     Net income: Net income for the nine months ended September 30, 1996 was $6.9 million, or $2.18 per share on revenues of $53.8 million, compared to a net loss of $2.4 million, or ($0.75) per share on revenues of $52.4 million, for the nine months ended September 30, 1995. The net loss amount for 1995 includes an $8.1 million, or ($2.57) per share, cumulative effect loss for a change in accounting method involving the elimination of the reserve discount that was retroactively applied to January 1, 1995. The improvement in earnings is primarily attributable to improved net investment income and a reduction in federal income taxes, as described above.

     Net income for the three months ended September 30, 1996 was $2.4 million, or $0.75 per share on revenues of $17.9 million, compared to net income of $2.5 million, or $0.85 per share on revenues of $18.1 million, for the three months ended September 30, 1995. The reduction in earnings is attributable to a $0.13 per share difference in net realized investment gains or losses during the respective periods, as described above.

Liquidity and Capital Resources:

     Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations. There are typically two distinct operations in an insurance company -- underwriting and investing. Net cash flows from underwriting operations are used to build an investment portfolio, which in turn produces future cash from investment income. The Company continuously monitors available cash and short-term investment balances in relation to projected cash needs to maintain adequate balances for current payments while maximizing cash available for longer term investment opportunities.

     The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business remains the Company's principal need for liquid funds. Payments for loss and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within 30 days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Cash used to pay these items has been provided by operations. The Company did not borrow any funds in the nine month periods ended September 30, 1996 or 1995, and currently does not intend to borrow funds in the foreseeable future. In October 1996, the Company entered into a $4.5 million commitment to build a new home office facility. No other material commitments for capital expenditures exist. Management believes the Company's present liquidity, combined with cash flow from future operations, will be adequate to fund the cost of constructing the new home office facility.

     In a transaction aggregating $1.2 million, the Company paid $309 thousand and issued 44,000 shares of common stock held in treasury (valued at $935 thousand) in exchange for all of the issued and outstanding shares of American Insurance Management Corporation, a privately held Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange.

Effects of New Accounting Pronouncements:

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. The standard prescribes an optional method of accounting for stock-based compensation that determines compensation expense based on fair value measured at the grant date of options. Because the Company adopted the disclosure-only requirements of this standard in 1996, there is no impact on the Company's results of operations for 1996.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     On August 26, 1996, at the First Annual Meeting of Shareholders of the Company, pursuant to the unanimous vote of the then sole shareholder of the Company, the Board of Directors of the Company was expanded and now consists of ten directors who are divided into three classes as follows:


                     Name                  Class   Term Expiring
               --------------------------- ------  -------------

               Victor T. Adamo, Esq., CPCU  I       1997
               John F. McCaffery            I       1997
               Isaac J. Powell, M.D.        I       1997

               John F. Dodge, Jr., Esq.     II      1998
               H. Harvey Gass, M.D.         II      1998
               Ann F. Putallaz, Ph.D.       II      1998

               Jerry D. Campbell            III     1999
               W. Peter McCabe, M.D.        III     1999
               Donald S. Young, Esq.        III     1999
               William H. Woodhams, M.D.    III     1999


         In connection with the consummation of the Merger, the following committees of the Company's Board of Directors were established: (i) an Executive Committee, (ii) an Audit Committee, and (iii) a Compensation Committee. The members of the Executive Committee are W. Peter McCabe, M.D. (Chairman), Victor T. Adamo, Esq., CPCU, John F. Dodge, Jr., Esq., H. Harvey Gass, M.D. and Donald S. Young, Esq. The members of the Audit Committee are Isaac J. Powell, M.D. (Chairman), William H. Woodhams, M.D., Donald S. Young, Esq. and W. Peter McCabe, M.D. (ex officio). The members of the Compensation Committee are H. Harvey Gass, M.D. (Chairman), Jerry D. Campbell, John F. Dodge, Jr., Esq., John F. McCaffery, and W. Peter McCabe, M.D. (ex officio).

         The Executive Committee is authorized to exercise the powers and authority of the Company's Board of Directors in the management and affairs of the Company, if the Company's Board of Directors is not meeting, except as limited by the Michigan Business Corporation Act, as amended, and the First Amended and Restated Articles of Incorporation and Bylaws of the Company. The Audit Committee is authorized to confer with the external auditors and financial officers of the Company and its subsidiaries, review reports submitted by the external auditors, establish or review, and monitor compliance with, codes of conduct of the Company and its subsidiaries, inquire about procedures for compliance with laws and regulations relating to the management of the Company and its subsidiaries, and report and make recommendations to the

Company's Board of Directors. The Compensation Committee is responsible for recommending to the Company's Board of Directors policies and levels of compensation with respect to compensation and benefits of all executive officers of the Company and all key employees of the Company and its subsidiaries. Except as otherwise described in the applicable plan document, the Compensation Committee will also serve as the administrative committee under the Company's 1996 Long Term Stock Incentive Plan and the Company's 1996 Non-Employee Directors Stock Option Plan, and will be responsible for administering such plans, including designating employees to be granted options, prescribing the terms and conditions of options granted under the plans, interpreting the plans and making all other determinations deemed necessary for the administration of the plans.

     The officers of the Company are W. Peter McCabe, M.D. (Chairman), Victor
T. Adamo, Esq., CPCU (President and Chief Executive Officer), R. Kevin Clinton, FCAS, MAAA (Vice President, Treasurer and Chief Financial Officer), and Annette
E. Flood, Esq., R.N. (Secretary).

     It is currently anticipated that the Company's 1997 Annual Meeting of Shareholders will be held on or about June 4, 1997. Any shareholder who wishes to submit a proposal for presentation to such annual meeting, and for inclusion, if appropriate, in the Company's proxy statement and the form of proxy relating to such annual meeting, must comply with the rules and regulations of the Securities and Exchange Commission then in effect and the First Amended and Restated Articles of Incorporation and the Bylaws of the Company and must submit such proposal to the Secretary of the Company at the principal office of the Company. Any non-binding shareholder proposal submitted pursuant to Rule 14a-8 of the Commission's rules and regulations must be received by the Secretary of the Company a reasonable time before the solicitation of proxies for such annual meeting is made. (The Company will consider a non-binding shareholder proposal submitted pursuant to said Rule 14a-8 to have been received a reasonable time before any such solicitation if such proposal was received at least sixty days prior to the commencement of such solicitation). Under the Company's First Amended and Restated Articles of Incorporation, all other shareholder proposals must be delivered to and received at the Company's principal executive offices not later than February 1, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

    Item 601
 Regulation S-K
Exhibit Reference
     Number        Exhibit Description
-----------------  -------------------
     (4)(c)        Specimen certificate for the registrant's common stock.*
     (4)(d)        Specimen Stock Option issued under the Professionals
                   Insurance Company Management Group 1996 Non-Employee
                   Directors Stock Option Plan.*
      (27)         Financial Data Schedule of registrant.*

*        Filed herewith.

         (b)  Reports on Form 8-K.

              On September 12, 1996, the Company filed a Current Report on
Form 8-K disclosing under Item 2 (Acquisition or Disposition of Assets) of that form the Company's acquisition of PICOM. Included in that Current
Report on Form 8-K under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) of that form were the financial statements of PICOM that follow: Independent Auditors' Report -- KPMG Peat Marwick LLP; Independent Auditors' Report -- Coopers & Lybrand LLP; Consolidated Balance Sheets as of December 31, 1995 and December 31, 1994; Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993; Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993; Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993; Notes to Consolidated Financial Statements for the Years Ended December 31, 1995, 1994 and 1993; Condensed Consolidated Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995; Condensed Consolidated Statements of Income for the Six Months Ended June 30, 1996 and 1995 (unaudited); Condensed Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 1996 and 1995 (unaudited); Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (unaudited); and Notes to Condensed Consolidated Financial Statements for the Six Months Ended June 30, 1996 and 1995 (unaudited), and December 31, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PROFESSIONALS INSURANCE COMPANY
                        MANAGEMENT GROUP


DATE: November 12, 1996 /s/ R. Kevin Clinton
                        -----------------------------
                        R. Kevin Clinton
                        Vice President, Treasurer,
                        Chief Financial Officer and
                        Chief Accounting Officer