Form 10-K405
period 1996-12-31
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1997-03-28
CIK 1011736

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


                         Commission file number 0-21223

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
             (Exact name of registrant as specified in its charter)

                Michigan                               38-3273911
        (State of Incorporation)          (I.R.S. Employer Identification No.)

       4295 Okemos Road, Box 2510
            Okemos, Michigan                           48805-9510
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (517) 349-6500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /X/

The number of the registrant's shares of common stock, no par value per share, outstanding as of March 18, 1997 was 3,505,750.

The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market tier of the Nasdaq Stock Market) held by non-affiliates of the registrant as of March 18, 1997 was $81,358,326.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated April 16, 1997 are incorporated by reference in Part III hereof.

                             TABLE OF CONTENTS


                                                Page No.
                            PART I
Item 1.  Business...............................  2
          General...............................  2
          Products and Services.................  2
          Marketing.............................  3
          Underwriting..........................  4
          Claims Management.....................  5
          Reserves and Losses...................  6
          Investments...........................  9
          Reinsurance........................... 11
          Competition........................... 13
          Regulation............................ 13
          Subsidiaries.......................... 14
          Employees............................. 15
          Forward-Looking Statements............ 15
          Glossary of Selected Insurance Terms.. 19
Item 2.  Properties............................. 20
Item 3.  Legal Proceedings...................... 21
Item 4.  Submission of Matters to a Vote of
         Security Holders....................... 21
          Executive Officers of Registrant...... 21

                          PART II
Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters........ 22
Item 6.  Selected Financial Data................ 24
Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.......................... 26
          Financial Condition................... 26
          Results of Operations................. 28
          Liquidity and Capital Resources....... 34
          Impact of Inflation and
          Changing Prices....................... 37
          Reinsurance........................... 37
          Regulation............................ 39
          Effects of New Accounting
          Pronouncements........................ 40
Item 8.  Financial Statements and
         Supplementary Data..................... 41
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure................... 73

                              PART III
Item 10. Directors and Executive Officers......  73
Item 11. Executive Compensation................  73
Item 12. Security Ownership of Certain
         Beneficial Owners and Management......  73
Item 13. Certain Relationships and Related
         Transactions..........................  73

                               PART IV
Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K....  74
Signatures.....................................  78

                                    PART I.

Item 1. Business

General:

     Professionals Insurance Company Management Group ("Professionals Group," and together with its direct and indirect subsidiaries, the "Company") is a Michigan business corporation that functions as an insurance holding company. The Company had consolidated assets of approximately $357.4 million at December 31, 1996. The Company's principal executive offices are located at 4295 Okemos Road, Box 2510, Okemos, Michigan 48805-9510, and its telephone number is (517) 349-6500.

Products and Services:

     The principal product currently offered by the Company is professional liability insurance for providers of health care services in Michigan, Illinois, Indiana and Ohio. Professional liability insurance provides insurance against the legal liability of an insured (and against loss, damage or expense incidental to a claim of such liability) arising out of bodily injury, sickness, disease or death sustained by a patient arising from an act or omission occurring in the furnishing of health care services to a patient. The Company currently offers its professional liability insurance products in Michigan, Illinois, Indiana and Ohio to physicians, hospitals, clinics, other health care institutions, managed care organizations, and dentists. (The Company has recently obtained licenses to provide such insurance products in Iowa and Pennsylvania.) Substantially all of the Company's premiums in each of the last three years have been derived from the issuance of professional liability insurance policies to physicians, dentists and related clinics.

     The Company has the capacity to insure medical professional liability risks up to $5,000,000 per incident; however, most policies are issued at lower limits. In Michigan, the Company generally retains up to $300,000 per risk, with certain adjustments, and reinsures limits in excess of $300,000. In Illinois and Ohio, the Company generally retains up to $250,000 per risk, and reinsures limits in excess of $250,000. In Indiana, the Company retains up to $100,000 per risk, with certain adjustments, as limits in excess of $100,000 are assigned to a mandatory state fund. The majority of medical professional liability policies issued by the Company are written on a claims-made form, although approximately 13%, 13% and 22% of the Company's direct medical professional liability premiums were derived from policies written on an occurrence form during 1996, 1995 and 1994, respectively.

     In 1994, the Company expanded into other professional liability lines by providing malpractice coverage to lawyers and law firms in the state of Michigan. PICOM Insurance Company, a stock insurance company incorporated under Michigan law in 1980, and a wholly owned subsidiary of Professionals Group ("PICOM") writes primary legal malpractice policies on a claims-made basis and has capacity to write policy limits of up to $5,000,000 per incident. Direct written premiums generated from lawyers and law firms was less than two percent of the Company's total direct written premiums for each of the years ended 1996, 1995 and 1994. In March 1997, PICOM entered into a non-binding letter of intent with Michigan Lawyers Mutual Insurance Company, a Michigan-domiciled mutual insurance company ("MLM"), that contemplates MLM's assuming PICOM's lawyers professional liability insurance policies in Michigan and PICOM's becoming a reinsurer of MLM effective June 1, 1997. The letter of intent also contemplates MLM's providing certain insurance support services to enable PICOM to introduce its lawyers professional liability product into Illinois, Ohio and Indiana during 1997.

     The Company is rated B++ by A.M. Best Company, Inc. ("A.M. Best") and BBB+ by Standard & Poor's Corporation ("Standard & Poor's"). See "Glossary of Selected Insurance Terms" for descriptions of the rating continuums utilized by A.M. Best and Standard & Poor's. In developing their respective ratings, A.M. Best and Standard & Poor's each evaluate a company's financial and operating performance including a quantitative evaluation of profitability, leverage and liquidity and a qualitative evaluation of spread of risk, appropriateness of reinsurance, quality and diversification of assets, adequacy of reserves and surplus, and management experience. These ratings are based on factors of concern to policyholders, agents and intermediaries and are not directed towards the protection of investors.

Marketing:

     The Company is licensed to write its insurance products in Michigan, Illinois, Indiana, Iowa, Ohio and Pennsylvania, and currently markets its products in Michigan, Illinois, Indiana and Ohio. The Company has branch offices in Oak Brook, Illinois, Indianapolis, Indiana and Columbus, Ohio, and intends to expand the marketing of its products into Iowa and Pennsylvania in the future. The Company has applied for licenses in Kansas, Kentucky, Minnesota, Missouri and Wisconsin. There can be no assurances as to whether or when such licenses will be granted.

     The marketing and sales of the Company's insurance products is carried out by the Company in cooperation with local independent insurance agencies. The Company is primarily responsible for general marketing activities such as advertising, product information, convention participation and relationships with various professional associations of which the Company's insureds are members. Such independent insurance agencies are primarily responsible for the sale of the Company's insurance products by pursuing leads generated by the Company's marketing activities and through agency-generated leads in their local communities. For the years ended December 31, 1996, 1995 and 1994, the Company's top ten agencies accounted for approximately 58%, 57% and 72%, respectively, of the Company's direct written premiums. In 1996, 1995 and 1994, one agency individually produced approximately 10% of the Company's direct written premiums.

     The Company typically enters into written agreements with those independent insurance agencies offering the Company's insurance products.
These written agreements typically authorize an insurance agency to act as the Company's agent for the sale and service of specified insurance products in a specific State. Such agreements are for a stated duration (typically from one year to five years) and are terminable only upon prior written notice. Each insurance agency executing such an agreement acts as an independent contractor and is responsible for all expenses incurred by it. These agreements also (i) provide for direct billing and collection of all premiums by the Company, (ii) provide for specific commissions payable to the insurance agency, (iii) provide for arbitration in the event of disputes, and (iv) prohibit assignment by the insurance agency without the prior written consent of the Company.

Underwriting:

     All underwriting decisions are made by the Company through its underwriting staff. Prospective insureds are required to submit an application for coverage that, among other things, reviews professional training, area and scope of practice and claims history. The Company's underwriting process involves an evaluation of the application and, in certain situations, supplemental on-site risk management evaluations. Generally speaking, the Company makes an assessment of the quality and pricing of the risk with particular emphasis on loss history and practice specialty.

     The Company's insurance policy rates are based upon several factors, the most important of which are practice specialty and location of practice. Generally, physicians practicing in surgical specialties, such as neurosurgery, obstetrics, general surgery, orthopedic surgery and plastic surgery, are assessed higher premium charges than non-surgeons; and, practices located in larger metropolitan areas are assessed higher premium charges than those located in more rural areas. As of December 31, 1996 and 1995, approximately 63% and 68%, respectively, of the Company's direct medical malpractice written premium was generated from non-surgical risk groups and 37% and 32%, respectively, was generated from surgical risk groups. As of December 31, 1996 and 1995, approximately 51% and 52%, respectively, of such written premiums were derived from larger metropolitan areas (such as metropolitan Detroit, Michigan and metropolitan Chicago, Illinois) and 49% and 48%, respectively, of such written premiums were derived from more rural areas.

Claims Management:

     The Company emphasizes early evaluation and aggressive management of claims. Claims are generally reported directly to the Company by the insured after the insured has received a court summons or a pre-suit notice of claim. The reported claim is logged in by the Company's claims staff, which then determines whether the potential loss is covered by an insurance policy issued by the Company. If the claim is covered, it is then assigned to a claims professional for investigation and analysis. If the claim is in litigation, the claim is also assigned to one of the Company's selected outside counsel specializing in the field of professional liability claims. Approximately 72% of the Company's claims are litigated and ultimately resolved through settlement, dismissal or trial. Approximately 28% of the Company's claims are resolved outside of the litigation process through settlement or the abandonment of the claim by the plaintiff.

     The Company's claims staff evaluates and establishes an initial reserve for each claim within the first 90 days after notification of a claim. During the life of a claim, reserves are systematically revised thereafter as new information about the claim develops. For litigated claims, the Company's claims staff works closely with outside counsel to develop case strategies and to foster full communications with the insured. Medical or other professional experts are retained to assist in the analysis and defense of claims and a claims committee consisting of certain experienced Company representatives and outside medical specialists meets regularly to provide medical insights and input for claims involving complex cases. The Company's claims staff meets on a weekly basis to review cases scheduled for trial. The Company's claims staff frequently attends court settlement conferences along with outside counsel and monitors cases during trial.

Reserves and Losses:

     The Company establishes balance sheet reserves based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates include two components: case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses ("losses and LAE") for reported claims and are established by the Company's claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to the Company as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) actuarially estimated ultimate incurred losses. Ultimate incurred losses are an actuarially determined estimate of total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The assumptions used by the Company in establishing reserves are reviewed and updated semi-annually based on then current circumstances.

     As the process of estimating reserves is inherently uncertain and involves an evaluation of many variables (including social and economic conditions) and because a significant period of time may elapse between the report of a claim and the ultimate settlement of that claim, reserve estimates may vary significantly from the eventual outcome. The inherent uncertainty of establishing reserves is relatively greater for companies writing long-tail casualty insurance, including medical malpractice insurance, due primarily to the longer-term nature of the resolution of claims. There can be no assurance that the ultimate liability will not exceed the amounts reserved for at the balance sheet date.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated. See also Note 9 to the Company's consolidated financial statements.

                               Years Ended December 31,
                            --------------------------------
                               1996        1995       1994
                            ----------   --------   --------
                                      (in thousands)
Balance, beginning of year    $199,605   $188,544   $191,220
Less reinsurance balances
  recoverable                  (14,186)    (3,760)    (4,040)
                            ----------   --------   --------
Net balance, beginning of
  year                         185,419    184,784    187,180
                            ----------   --------   --------
Incurred related to:
  Current year                  65,986     63,027     68,610
  Prior years                  (17,618)   (27,469)   (23,757)
                            ----------   --------   --------
  Total incurred                48,368     35,558     44,853
                            ----------   --------   --------
Effect of change in
  accounting method                 --     12,310         --
Loss and loss adjustment
  expense reserves assumed       4,119         --         --
                            ----------   --------   --------
Paid related to:
  Current year                   4,352      3,053      4,433
  Prior years                   32,841     44,180     42,816
                            ----------   --------   --------
   Total paid                   37,193     47,233     47,249
                            ----------   --------   --------
Net balance, end of year       200,713    185,419    184,784
Plus reinsurance balances
  recoverable                   19,206     14,186      3,760
                            ----------   --------   --------
Balance, end of year          $219,919   $199,605   $188,544
                            ==========   ========   ========

     The following table presents the development of the net liability of undiscounted reserves for losses and LAE for the calendar years 1987 through 1996. (Through 1994, the Company's losses and LAE reserves were discounted. Effective January 1, 1995, this practice was discontinued). The amounts shown for each year on the top line of the table present the Company's estimate of its losses and LAE reserves as originally reported to shareholders. (The losses and LAE reserves as originally reported are presented net of reinsurance receivables relating to unpaid losses through 1991, net of losses and LAE reserve discount through 1994, and gross of such amounts thereafter). The net liability-end of year line represents the undiscounted estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of reinsurance ceded. The portion of the table labeled "cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The next portion of the table shows the re-estimated amount of the previously recorded loss and LAE reserves based on experience as of the end of each succeeding year, followed by a line indicating the change from the original estimate to the most current re-estimate.

       Analysis of Loss and Loss Adjustment Expense Reserve Development
                                 (in thousands)

                                                         December 31,
                                   ----------------------------------------------------
                                         1987       1988      1989      1990      1991
                                         ----       ----      ----      ----      ----
Loss & LAE Reserves as
originally reported                   $131,795   $150,745  $162,509  $167,982  $183,603
Less reinsurance recoverable
Add pro forma change to reflect
elimination of discount                 39,138     43,637    41,161    32,781    27,839
                                      --------   --------  --------  --------  --------
Net liability - end of year           $170,933   $194,382  $203,670  $200,763  $211,442
Cumulative paid as of:
 One year later.....................    39,750     44,596    42,611    35,703    43,300
 Two years later....................    83,355     84,376    73,226    69,720    68,512
 Three years later..................   118,865    108,547    99,872    87,375    88,126
 Four years later...................   135,454    126,619   110,475    99,051    99,732
 Five years later...................   148,437    134,396   118,884   107,379   104,815
 Six years later....................   154,114    141,288   125,012   111,347
 Seven years later..................   160,278    146,704   128,772
 Eight years later..................   165,436    150,016
 Nine years later...................   168,474
Re-estimated net liability as of:
End of year.........................   170,933    194,382   203,670   200,763   211,442
One year later......................   195,574    206,473   198,911   192,046   183,353
Two years later.....................   201,781    202,528   191,402   172,650   167,450
Three years later...................   199,484    191,995   173,376   161,494   151,492
Four years later....................   192,060    180,919   165,398   146,942   147,193
Five years later....................   188,621    175,759   155,570   144,384   140,589
Six years later.....................   186,145    169,167   154,533   138,998
Seven years later...................   182,785    170,139   151,591
Eight years later...................   185,280    168,731
Nine years later....................   184,361
Net cumulative
(deficiency) redundancy                (13,428)    25,651    52,079    61,765    70,853


                                                         December 31,
                                   ----------------------------------------------------
                                         1992      1993      1994       1995       1996
                                         ----      ----      ----       ----       ----
Loss & LAE Reserves as
originally reported                   $184,758  $191,220  $188,544   $199,605   $219,919
Less reinsurance recoverable            (2,403)   (4,040)   (3,760)   (14,186)   (19,206)
Add pro forma change to reflect
elimination of discount                 16,568    12,616    12,310          -          -
                                      --------  --------  --------   --------   --------
Net liability - end of year           $198,923  $199,796  $197,094   $185,419   $200,713
Cumulative paid as of:
 One year later                         36,220    42,816    44,180     32,817
 Two years later                        65,570    73,183    70,008
 Three years later                      84,334    88,507
 Four years later                       92,666
 Five years later
 Six years later
 Seven years later
 Eight years later
 Nine years later
Re-estimated net liability as of:
End of year                            198,923   199,796   197,094    185,419    200,713
One year later                         171,318   173,013   169,625    167,778
Two years later                        152,998   158,403   158,756
Three years later                      145,128   149,654
Four years later                       136,749
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Net cumulative
(deficiency) redundancy                 62,174    50,142    38,338     17,641

     In evaluating the information in the table above, it should be noted that each column includes the effects of changes in amounts for prior periods. The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     From 1980 to 1986 all insurance policies written by the Company were written on an occurrence basis. Beginning in 1987 the Company has written medical malpractice insurance on a claims-made basis and on an occurrence basis.

     The following table presents a reconciliation of reserves of the Company in accordance with statutory accounting practices ("SAP") with reserves reflected in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1996 and 1995.

               Reconciliation of SAP Reserves with GAAP Reserves
                                 (in thousands)


                                    Years Ended December 31,
                                        1996      1995
                                      --------  --------
Loss and LAE reserves - SAP basis     $190,055  $176,026
Add:
Discount............................    10,658     9,393
Provision for reinsurance on unpaid
losses..............................    19,206    14,186
                                      --------  --------
Loss and LAE reserves - GAAP basis    $219,919  $199,605
                                      ========  ========

     For SAP reporting, loss reserves are discounted at a three percent discount rate, as permitted by insurance regulatory authorities. For GAAP reporting, the Company eliminated discounting of reserves effective January 1, 1995. Under SAP, loss and LAE reserves are presented net of the provision for reinsurance, whereas under GAAP, loss and LAE reserves are presented gross of reinsurance and amounts due from reinsurers are presented as an asset.

Investments:

     The Company invests principally in debt securities such as United States government obligations, U.S. government agency mortgage-backed securities, tax-exempt municipal bonds and investment grade corporate bonds. Investment policy and the performance of investment managers are reviewed quarterly by or on behalf of Professionals Group's Board of Directors. The current investment policy establishes a target duration and limits fixed income purchases (absent specific authorization of Professionals Group's Board of Directors) to securities rated BBB/Baa or better by

Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's, Duff & Phelps Inc. or Fitch Investors Service Inc. The Company's investment manager selects specific bond issues within these guidelines. The Company's investment policy limits holdings in common stocks and preferred stocks, cumulatively, to twenty percent of the Company's statutory surplus.

     In general, the investment policy of the Company is to maximize after tax investment yield, subject to constraints on investment quality, maturity and liquidity. The Company's investment policy establishes a range for the appropriate allocation among asset classes. The precise allocation varies depending on an evaluation of the economic environment and on the Company's tax position. Currently, the Company's investment portfolio consists primarily of United States government agency, corporate and municipal bonds. As of December 31, 1996, only one of the rated securities in the Company's fixed income portfolio was rated below investment grade (carrying value was $807,000). See Management's Discussion and Analysis of Financial Condition and Results of Operations herein for additional discussion.

     As of December 31, 1996 and 1995, all fixed maturity securities were classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of deferred federal income taxes, are reported directly through shareholders' equity, and have no effect on net income. As of December 31, 1996 and 1995, the estimated fair value of fixed maturity securities exceeded the aggregate amortized cost by $298,000 and $2,850,000, respectively, and shareholders' equity was increased by those amounts, reduced by $101,000 and $963,000, respectively, in deferred federal income taxes. The decrease in unrealized gains was due to slightly higher interest rates at year end 1996 as compared to year end 1995. See also Notes 4 and 6 to the Company's consolidated financial statements. The Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 1996, a one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately three percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately three percent.

Reinsurance:


     Insurance companies purchase reinsurance to limit risk on individual exposures, protect against catastrophic losses and increase their capacity to write insurance. Reinsurance involves an insurance company transferring, or ceding, all or a portion of its exposure on a given insurance policy to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premium received by the insurance company. Reinsurance does not discharge the insurer from its obligation to its insureds. If the reinsurer fails to meet its obligations, the ceding insurer remains liable to pay the insured.

     The Company cedes a material amount of its business to reinsurers to spread risk and limit loss per exposure and to protect shareholders' equity from large or unusual loss activity. As of December 31, 1996, the Company had both excess of loss reinsurance (i.e., reinsurance in which the Company has ceded to a reinsurer, and such reinsurer has assumed, all or a portion of losses associated with a given policy in excess of a specified retention level up to a predetermined limit) and "errors and omissions" insurance (i.e., insurance which protects the Company against losses in excess of policy limits claims).

     The excess of loss reinsurance programs protects the Company above a retention of $300,000 in Michigan, with certain adjustments, and $250,000 in Illinois and Ohio, and subject to certain aggregate maximum recoveries. There is no reinsurance program for business written in Indiana as risks above $100,000 are assigned to a mandatory state fund. Individual losses are covered by the excess of loss reinsurance on a per incident basis up to $5 million. The "errors and omissions" insurance protects the Company against losses in excess of policy limits claims up to $10 million, subject to a $500,000 retention for each claim. See also Note 5 to the Company's consolidated financial statements.

     The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company and their respective A.M. Best ratings as of December 31, 1996. No other single reinsurer's percentage participation in 1996 exceeded 3% of total reinsurance premiums:

                                                         1996 Total
                                              Amounts      Ceded     % of Total
                                  A.M. Best   Due From    Premiums  Ceded Premiums
                                  Rating(1)  Reinsurers   Written      Written
                                  ---------  -----------  -------   --------------
                                             (dollars in thousands)
Underwriters Reinsurance Company.. A+        $ 4,125      $    -            -
TIG Reinsurance................... A           6,110       3,975         42.7%
PMA Reinsurance Company........... A+          2,710       1,777         19.1%
Continental Casualty Company...... A           2,291       1,496         16.1%
Lloyd's of London Syndicates...... Not Rated     709         978         10.5%
Princeton Insurance Company....... A-            591         385          4.1%
Other............................. Not Rated   1,014         696          7.5%
                                             -------      ------        -----
                                             $17,550      $9,307        100.0%
                                             =======      ======        =====

----------------------

(1) See "Glossary of Selected Insurance Terms" for a description of the rating continuum utilized by A.M. Best. See also Note 5 to the Company's consolidated financial statements.

     The Company, through its reinsurance intermediary, annually reviews the financial stability of all of its reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of such review, as of December 31, 1996 and 1995, the Company concluded that there was no material exposure to uncollectible reinsurance balances payable to the Company by its reinsurers. The Company has not experienced any material difficulties in collecting amounts due from reinsurers (reinsurance recoverables) and believes (i) that its reinsurance is maintained with financially stable reinsurers and (ii) that any reinsurance security maintained is adequate to protect its interests. However, the inability of the Company to collect on its aggregate reinsurance recoverables, or the inability of the Company's reinsurers to make payments under the terms of reinsurance treaties (due to insolvency or otherwise), could have a material adverse effect on the Company's future results of operations and financial condition.

     It should be noted that the reinsurers to which the Company cedes reinsurance include certain Lloyd's of London syndicates. In recent years, Lloyd's of London has reported substantial aggregate losses which have had adverse effects on Lloyd's of London in general and on certain syndicates in particular. These losses and other adverse developments could affect the ability of certain Lloyd's of London syndicates to continue to trade and the ability of insureds to continue to place business with particular Lloyd's of London syndicates. It is not possible to predict what effects the circumstances described above may have on Lloyd's of London or on the Company's contractual relationship with Lloyd's of London syndicates in future years.

     Prior to 1996, the Company assumed no reinsurance from other insurance companies. On December 31, 1996, the Company assumed all of the loss and loss adjustment expense reserves and unearned premiums of American Medical Insurance Exchange ("AMIE") (see Subsidiaries under Item I herein), which resulted in a one-time charge to losses and loss adjustment expenses of $613,000. This one-time charge resulted primarily from the elimination of AMIE's practice of discounting its loss and loss adjustment expense reserves.

Competition:

     The Company competes with numerous national insurance companies as well as various monoline medical malpractice insurers and self-insurance mechanisms. Many of these competitors have substantially greater financial resources and higher A.M. Best or Standard & Poor's ratings than does the Company. Competition may take several forms, including pricing, underwriting, quality of claims and policyholder services, operating efficiencies and product differentiation and availability. Perception of financial strength, as reflected in the ratings assigned to an insurance company, especially by A.M. Best, is also a factor in the Company's competitive position. A highly competitive environment in the property and casualty insurance market has developed during the past several years due to increased capacity resulting from growing capital supporting the industry. This competitive environment could result in lower premiums, reduced profitability and loss of market share. The success of the Company may also be influenced by general economic conditions in the geographic markets served by it. No assurance can be given that favorable economic conditions will exist in such markets.

Regulation:

     The Company is subject to regulation and supervision of its insurance operations in each of the jurisdictions where it conducts business. Regulations vary between jurisdictions but, generally, they provide regulatory authorities with broad supervisory, regulatory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. These regulations are primarily intended to protect policyholders, not shareholders. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted risk-based capital rules for property and casualty insurance companies. Professionals Group's insurance subsidiaries were adequately capitalized under the NAIC's rules as of December 31, 1996 and 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation for further discussion.

     Under the insolvency or guaranty fund laws of most of the states in which the Company operates, insurers doing business in those states may be assessed for policyholder losses of insolvent insurance companies. In addition, from time to time, states may make special assessments in response to extraordinary circumstances. No assurance can be given that there will not be such assessments in the future.

     Regulation of the insurance industry is undergoing continuous change and the ultimate effect of such changes cannot be predicted. Regulations now affecting the Company may be modified at any time and new regulations affecting the Company may be enacted. There is no assurance that such modifications will not adversely affect the business of the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation for further discussion.

Subsidiaries:

     Professionals Group has four direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries. The direct wholly-owned subsidiaries are:
PICOM, PICOM Insurance Agency, Inc. ("PIA"), PICOM Financial Services Corporation ("PFSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of PICOM, are: PICOM Claims Services Corporation ("PCSC") and PICOM Insurance Company of Illinois ("PICOM-Illinois").

     PICOM is a stock, property and casualty insurer incorporated under the laws of the State of Michigan in 1980. PICOM offers professional liability insurance to providers of health care services in Michigan, Indiana and Ohio and provides malpractice coverage to lawyers and law firms in Michigan. PIA is an inactive Michigan insurance agency incorporated under the laws of the State of Michigan on March 31, 1981. PFSC is an inactive business corporation incorporated under the laws of the State of Michigan on May 29, 1986. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis and was incorporated under the laws of the State of Michigan on December 10, 1985. PICOM-Illinois is a stock, property and casualty insurer incorporated under the laws of the State of Illinois on December 5, 1994. PICOM-Illinois provides medical malpractice insurance to physicians and clinics in of Illinois.

Employees:

     The Company had 92 full-time employees and four part-time employees as of December 31, 1996. None of these employees are covered by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

Forward-Looking Statements:

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to avail itself of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations performance, development and results of the Company's business include those discussed elsewhere herein (such as competition and regulation) and the following:

     Industry Factors. Virtually all of the Company's insurance premium revenue is derived from medical malpractice risks. Many factors influence the financial results of the medical malpractice insurance business, several of which are beyond the control of the Company. The supply of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy.

Historically, the financial performance of the medical malpractice insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions (a "soft insurance market") followed by periods of capital shortage and lesser competition (a "hard insurance market"). For several years, the medical malpractice insurance industry and the Company have faced a soft insurance market that has generally resulted in lower premiums and reduced profitability. In the present soft insurance market the Company has offered discounts to its published premium rates in order to retain market share. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful. Moreover, there can be no assurances regarding whether or when market conditions will improve, or the manner in which, or the extent to which, changes in market conditions may impact the results of operations of the Company.

     Insurance companies rely on the positive performance of their investment portfolios to offset insurance losses and to enhance profitable results. Consequently, prevailing economic conditions, particularly changes in market interest rates, may significantly affect the operations of an insurance company, such as the Company, that depends on its net investment income. In addition, changes in interest rates also can affect the value of an insurance company's interest-earning assets, which are comprised of fixed and adjustable-rate investment securities. Generally, the value of fixed-rate investment securities fluctuates inversely with changes in interest rates. Changes in interest rates also can affect the average life of investment securities. An insurance company is subject to reinvestment risk to the extent that it is not able to reinvest prepayments at rates which are comparable to the rates on the maturing investments. Changes in market interest rates have resulted in significant changes in the market value of the Company's portfolio of fixed maturity investments. As of December 31, 1996, such portfolio had a modified duration of approximately four years and a market value that was $298,000 more than the $286.0 million amortized cost of such portfolio. A one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately three percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately three percent.

     The success of the Company may also be influenced by general economic and legal conditions in the geographic markets served by its direct and indirect insurance subsidiaries. No assurance can be given that favorable economic and legal conditions will exist in such markets.

     Health Care Industry Consolidation. The Company derives substantially all of its premium income from physicians and other individual health care providers, physician groups, and smaller health care facilities. The health care industry is undergoing rapid market driven change and consolidation which may negatively impact the medical practice and economic independence of physicians who are the Company's primary customer base. For example, the emergence of "managed care" has made it more difficult for physicians to conduct a traditional fee-for-service practice and has caused some physicians to leave private practice for employment with medical systems or to join or contractually affiliate with managed care organizations or practice management organizations. Such change and consolidation may result in the elimination of, or a significant decrease in, the role of the physician in the medical malpractice insurance purchasing decision. It could also result in greater emphasis on the role of professional managers, who may seek to purchase insurance on a price competitive basis, and who may favor insurance companies that are larger and more highly rated than the Company. In addition, such change and consolidation could reduce medical malpractice premiums available to the Company as groups of insurance purchasers generally retain more risk by accepting higher deductibles and self insured retentions or by forming their own captive insurance mechanisms.

     Underwriting Losses and Reserves. The Company collects premiums for the insurance coverage it provides. Such premiums are based upon certain actuarial and other assumptions. Although the Company employs actuarial assumptions that it believes are reasonable, such assumptions are, by their nature, estimates. To the extent that the actuarial and other assumptions used by the Company prove to be incorrect, the Company may incur unanticipated underwriting losses on the risks that it insures. Medical malpractice claims and expenses may be paid over a period of ten years or more, which is longer than most property and casualty insurance. Trends in losses may therefore be slow to appear and accordingly, the Company's reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. In addition, inflation may increase the Company's ultimate loss costs.

     The loss and loss adjustment expense reserves established by the Company are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost of settling such claims. If the Company's reserves are inadequate, the Company will be required to increase its reserves and thus reduce its net income or shareholders' equity in the period in which the deficiency is identified. Unanticipated underwriting losses or materially underestimated reserves could have a material adverse effect on the Company.

     Reinsurance. In order to reduce risk and to increase its underwriting capacity, the Company obtains reinsurance from unaffiliated reinsurers (including domestic and foreign companies and Lloyd's of London Syndicates), although it retains a portion of each risk reinsured. The Company is subject to credit risk with respect to its reinsurers because reinsurance does not relieve the Company of its original liability to its insureds for the risks ceded to reinsurers. Although the Company believes that its reinsurance is maintained with financially stable reinsurers and that any reinsurance security maintained is adequate to protect its interests, the inability of the Company to collect on its aggregate reinsurance recoverable, or the inability of the Company's reinsurers to make payments under the terms of reinsurance treaties (due to insolvency or otherwise), could have a material adverse effect on the Company's future results of operations and financial position.

     The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The Company's ability to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position. Although the Company anticipates that it will continue to be able to obtain such reinsurance, there can be no assurance that this will be the case.

     Potential Adverse Consequences of Acquisitions or Business Combinations. The Company has experienced significant growth in premium volume as a result of an acquisition of a book business (PICOM-Illinois). The Company intends to continue to pursue acquisitions and other business combinations to the extent suitable candidates and acceptable terms may be identified. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources. In addition, acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected.

Glossary of Selected Insurance Terms:

     A.M. Best Rating. A.M. Best Ratings are divided into "Secure" and "Vulnerable" rating groups as follows: Secure Ratings: A++,A+ (Superior); A,A- (Excellent); and B++,B+ (Very Good). Vulnerable Ratings: B,B- (Adequate); C++,C+ (Fair); C,C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

     Cede. To transfer to another insurer (the reinsurer) all or part of the insurance risk underwritten by an insurer.

     Combined Ratio.  The sum of the expense ratio and the loss and LAE ratio.

     Excess of Loss Reinsurance. A form of reinsurance in which the insurer cedes to a reinsurer, and such reinsurer assumes, all or a portion of losses in excess of a specified retention level up to a predetermined limit.

     Expense Ratio.  The ratio of underwriting expenses to net premiums earned.

     Incurred But Not Reported. The liability for future payments on losses which have occurred but have not yet been reported.

     Loss Adjustment Expenses (LAE). The expenses of settling claims, including legal and other fees.

     Loss and LAE Ratio. The ratio of incurred losses and loss adjustment expenses to premiums earned. Losses include the increase in reserve for extended reporting period claims.

     Net Premiums Written. Premiums retained by an insurer after deducting premiums on business ceded to others.

     Premiums Earned. The portion of net premiums written applicable to the expired period of policies.

     Reinsurance. A procedure whereby an insurer remits or cedes a portion of the premium to a reinsurer as payment to the reinsurer for assuming a portion of the risk or liability under the policy. Reinsurance can be effected by "treaties" under which all risks of a defined category, amount and type for a primary insurer are covered, or on a "facultative" basis under which risks are covered on an individual, contract-by-contract basis.

     Standard & Poor's Ratings. Standard & Poor's Claims-Paying Ability Ratings are divided into "Secure Range" and "Vulnerable Range" groupings as follows. Secure Range: AAA (Superior); AA (Excellent); A (Good); and BBB+ (Adequate). Vulnerable Range: BB (May be Adequate); B (Vulnerable); CCC (Extremely Vulnerable); and R (Regulatory Action).

     Statutory Accounting Practices (SAP). Those practices required by state law which must be followed by insurers in submitting their financial statements to state insurance departments.

     Statutory Surplus. The amount remaining after all liabilities of an insurance company are subtracted from all of its admitted assets, applying statutory accounting practices.

Item 2. Properties

     The Company owns its principal executive offices in Okemos, Michigan which houses the majority of its employees. The Company also owns, primarily for investment purposes, an office building in Williamston, Michigan. The Company leases office facilities in Oak Brook, Illinois, Indianapolis, Indiana and Columbus, Ohio. The Company also leases operating equipment under cancelable and noncancelable agreements. As of December 31, 1996, the Company has entered into $5.5 million of commitments to build a new 53,000 square foot home office facility in Okemos, Michigan and to purchase new furniture and equipment.

Item 3. Legal Proceedings

     There are no material legal proceedings to which Professionals Group or any of its direct or indirect subsidiaries is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of Professionals Group's shareholders during the fourth quarter of 1996.

Executive officers of registrant:

     As of March 17, 1997, the executive officers of Professionals Group consisted of the persons identified below. Executive officers are elected annually by, and serve at the pleasure of, Professionals Group's Board of Directors.


    Name                           Age             Position
    ----                           ---             --------

W. Peter McCabe, M.D.               57        Chairman

Victor T. Adamo, Esq., CPCU         49        President and Chief Executive Officer

R. Kevin Clinton, FCAS, MAAA        42        Vice President, Treasurer and Chief Financial Officer

Annette E. Flood, Esq., R.N.        38        Secretary

     W. Peter McCabe, M.D. has been the Chairman of the Board and a director of Professionals Group since 1996. Dr. McCabe has been the Chairman of the Board and a director of PICOM since 1994 and 1980, respectively. He is board certified in Plastic Surgery and the current President of the Michigan State Medical Society. Dr. McCabe is engaged in private practice and serves on the medical staff of Saint John Hospital, Detroit, Michigan. Dr. McCabe is a graduate of Harvard College and Cornell University Medical School.

     Victor T. Adamo has been the President and Chief Executive Officer and a director of Professionals Group since 1996. Mr. Adamo has been the President of PICOM since 1990 and Chief

Executive Officer and a director of PICOM since 1987.  Prior to joining
PICOM, Mr. Adamo was in private legal practice from 1975 to 1985 and represented PICOM in corporate legal matters. Mr. Adamo is a graduate of the University of Michigan and New York University School of Law and is a Chartered Property Casualty Underwriter (CPCU). Mr. Adamo is the only Director of Professionals Group who is also an employee of Professionals Group or any subsidiary of Professionals Group.

     R. Kevin Clinton has been a Vice President and the Treasurer and Chief Financial Officer of Professionals Group since 1996. Mr. Clinton has been a Vice President, Chief Financial Officer and Actuary of PICOM since 1990. Prior to becoming an officer of PICOM, Mr. Clinton was PICOM's consulting actuary from 1986 to 1990. He formerly served as the Actuary for the Michigan Insurance Bureau and Michigan Mutual Insurance Company. Mr. Clinton is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Clinton is a graduate of the University of Michigan where he received a Bachelors degree in business administration and a Masters degree in actuarial science.

     Annette E. Flood has been the Secretary of Professionals Group since 1996. Ms. Flood is Vice President, Corporate Secretary and Legal Counsel of PICOM. Prior to joining PICOM in 1992, Ms. Flood was employed by Lansing General Hospital, Lansing, Michigan, from 1986 to 1992, most recently in the capacity of Vice President, Legal Services and Quality Management. Prior to joining the Lansing General Hospital staff, Ms. Flood was in the litigation section of the law firm of Dykema Gossett, Lansing, Michigan. Ms. Flood has a Bachelors degree in nursing from the University of Michigan and a law degree from Wayne State University Law School.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Shares of common stock, no par value per share, of Professionals Group have been traded in the over-the-counter market and listed for quotation on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PICM" since September 3, 1996. Prior to Professionals Group's acquisition of all of the issued and outstanding shares of PICOM common stock effective August 31, 1996, PICOM common stock was traded in the over-the-counter market and was listed for quotation on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PICM." Although transactions in common stock, no par value per share, of Professionals
Group have been, and are expected to continue to be, facilitated by market-makers, there can be no assurance that an established or liquid trading market will continue.

     The table below sets forth (i) for the periods prior to September 3, 1996, the high and low sale prices for PICOM common stock on the Nasdaq National Market tier of the Nasdaq Stock Market, and (ii) for the periods since September 3, 1996, the high and low sale prices for the common stock, no par value per share, of Professionals Group on the Nasdaq National Market tier of the Nasdaq Stock Market. In each case the quotations have been adjusted as if the ten percent stock dividend paid by Professionals Group on December 16, 1996 had occurred prior to such quarters.


                       Common Stock
                       ------------
                       High     Low
                       ----     ---
1995
----
First Quarter ......  $10.68  $ 9.09
Second Quarter .....   14.32   10.00
Third Quarter ......   17.05   12.73
Fourth Quarter .....   19.77   16.36

1996
----
First Quarter ......  $23.41  $18.86
Second Quarter .....   22.95   19.77
Third Quarter ......   22.27   19.55
Fourth Quarter .....   22.00   19.77


     As of March 18, 1997 there were 2,505 registered holders of shares of common stock, no par value per share, of Professionals Group.

     The holders of common stock, no par value per share, of Professionals Group are entitled to receive such dividends as may be declared from time to time by the Board of Directors of Professionals Group out of funds legally available therefor. Professionals Group is not expected to declare cash dividends on its common stock for the foreseeable future, as it is expected that earnings of Professionals Group and its subsidiaries will be retained and used for operations. Any future dividends will depend upon, among other things, future financial results and requirements and contractual restrictions applicable to Professionals Group or its subsidiaries. Professionals Group declared a 10% stock dividend on November 21, 1996 which was paid on December 16, 1996 to shareholders of record as of December 4, 1996. No fractional shares of common stock were issued in payment of the stock dividend. In lieu of fractional shares, cash of approximately $26,000 was paid to shareholders.

     The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly PICOM). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions. Generally, these restrictions limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. As of January 1, 1997, approximately $14.9 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1996, Professionals Group's insurance subsidiaries paid cash dividends aggregating $3.5 million to Professionals Group. None of Professionals Group's insurance subsidiaries paid any cash dividends in either 1995 or 1994. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also
Note 11 to the Company's consolidated financial statements).

Item 6. Selected Financial Data

     The following selected financial data are derived from the Company's consolidated financial statements, except for selected statutory data, which are presented in accordance with statutory accounting practices. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. (All such information is in thousands, except per share data.)

                                                        Years Ended December 31,
                                               --------------------------------------------
                                                1996     1995     1994      1993     1992
                                               -------  -------   -------  -------  -------
Income Statement Data(1):
 Gross premiums written                        $64,771  $67,727   $51,110  $50,514  $49,549
 Net premiums written                           55,464   55,151    48,778   48,177   47,476
 Net premiums earned                            56,687   55,684    48,490   48,192   48,778
 Net investment income                          15,741   14,729    13,379   12,363   14,338
 Total revenues and other income                72,242   70,572    59,867   67,476   70,604
 Losses and loss adjustment expenses(2)(4)      48,368   35,558    44,853   44,585   53,511
 Total expenses                                 60,219   46,230    52,669   52,775   64,787

 Income before cumulative effect of change in
  accounting method                              9,585   16,066     5,154    9,866    3,779
 Cumulative effect of change in accounting
  method(2)                                         --   (8,125)       --       --       --
                                               -------  -------   -------  -------  -------
 Net income                                    $ 9,585  $ 7,941   $ 5,154  $ 9,866  $ 3,779
                                               =======  =======   =======  =======  =======

 Weighted average shares outstanding(3)          3,487    3,432     3,557    3,557    3,555
                                               =======  =======   =======  =======  =======

Earnings per share(3):
 Income before cumulative effect of change in
  accounting method                            $  2.75  $  4.68   $  1.45  $  2.77  $  1.06
 Cumulative effect of change in accounting
 method(2)                                          --    (2.37)       --       --       --
                                               -------  -------   -------  -------  -------
 Net income per common share                   $  2.75  $  2.31   $  1.45  $  2.77  $  1.06
                                               =======  =======   =======  =======  =======

Cash dividends declared per share              $    --  $    --   $    --  $    --  $    --
                                               =======  =======   =======  =======  =======

                                                              As of December 31,
                                               ----------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                               --------   --------   --------   --------   --------
Balance Sheet Data:
 Total investments                             $300,132   $280,607   $249,979   $253,133   $235,091
 Total assets                                   357,382    330,712    297,926    301,106    284,245
 Loss and loss adjustment expense reserves(2)   219,919    199,605    188,544    191,221    184,758
 Reserve for extended reporting period claims    14,795     14,082     12,738     12,238     11,486
 Unearned premiums                               21,945     23,122     24,557     24,347     24,305
 Shareholders' equity                            87,958     78,411     63,142     64,839     54,974
 Book value per common share(3)                   25.09      22.84      17.75      18.23      15.46
-------------------------------
Selected Statutory Data:
 Loss ratio(4)                                    85.4%      71.5%      93.5%      94.1%     117.3%
 Expense ratio                                    15.9%      17.3%      15.4%      15.8%      16.0%
                                               --------   --------   --------   --------   --------
 Combined ratio                                  101.3%      88.8%     108.9%     109.9%     133.3%
                                               ========   ========   ========   ========   ========

 Statutory surplus                             $ 80,572   $ 67,006   $ 47,149   $ 40,431   $ 27,169
 Net premiums written to statutory surplus         .74x       .82x      1.03x      1.19x      1.75x

Selected GAAP Data:
 GAAP combined ratio(4)                          106.2%      83.0%     108.6%     109.5%     132.8%
                                               ========   ========   ========   ========   ========
 Operating income(5)                           $  9,962   $  7,952   $  6,478   $  7,292   $  4,146
                                               ========   ========   ========   ========   ========
 Operating income per share(3)                 $   2.86   $   2.32   $   1.82   $   2.05   $   1.17
                                               ========   ========   ========   ========   ========
 Net income per share(3)                       $   2.75   $   2.31   $   1.45   $   2.77   $   1.06
                                               ========   ========   ========   ========   ========

-------------------

(1) Effective January 1, 1995, the Company began writing a book of business previously written by an Illinois insurance company.
(2) The Company discounted loss and loss adjustment expense reserves through 1994. In 1993 and 1992 the Company changed its loss and loss adjustment expense reserve discount rate from 3.75% to 3% and 5.625% to 3.75%, respectively. These reductions in reserve discount rate were treated as changes in accounting estimates and resulted in decreases in net income of $2.0 million for 1993 and $5.3 million for 1992. The effects of such changes in the reserve discount rate, which were previously presented as changes in accounting methods, have been reclassified and presented as changes in accounting estimates. Effective January 1, 1995, the Company eliminated its practice of discounting loss and loss adjustment expense reserves for GAAP reporting purposes, which was treated as a change in accounting method.
(3) Weighted average shares outstanding are in thousands. Prior period amounts have been restated for the effects of 10% stock dividends on December 16, 1996 and December 1, 1994 and 1993, respectively.
(4) In 1995 the Company reduced its estimated liability for loss and loss adjustment expense reserves by $12.3 million for redundancies. The ratio includes the increase in reserve for extended reporting period claims.
(5) Operating income excludes the after-tax effect of net realized investment gains and losses, cumulative effect changes in accounting methods and the after-tax effect of changes in accounting estimates. For 1995, the after-tax effect of the reserve reduction has also been excluded.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

Financial Condition:

     The Company's total assets were $357.4 million and $330.7 million as of December 31, 1996 and 1995, respectively. The increase in total assets as of December 31, 1996 was primarily the result of strong cash flows from PICOM's operations due mainly to a decrease in paid losses and loss adjustment expenses of $10.0 million as compared to 1995. As of December 31, 1996 and 1995, the Company had invested assets of $300.1 million and $280.6 million, respectively. As of December 31, 1996 and 1995, invested assets represented approximately 84% and 85%, respectively, of the Company's total assets at those dates.

     As of December 31, 1996 and 1995, the Company's investment portfolio was dominated by fixed maturity securities and primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds. As of December 31, 1996 and 1995, these fixed maturity securities aggregated $286.3 million and $260.0 million, respectively. Approximately $281.3 million, or 98.25% of the fixed maturity securities held by the Company as of December 31, 1996, were rated investment grade or better.

     The following table provides a profile of the Company's fixed maturity portfolio by rating as of December 31, 1996:


                             (Amounts in thousands)
----------------------------------------------------------------------------
                          Fair Value (As Reflected
S&P/Moody's Rating           on Balance Sheet)          Percent of Portfolio
----------------------------------------------------------------------------
AAA/Aaa (including U.S.
Governments of $51,049)               $186,567                     65.2%
AA/Aa                                   56,549                     19.8
A/A                                     35,791                     12.5
BBB/Baa                                  2,363                       .8
All other                                5,004                      1.7
   Total                              --------                    -----
                                      $286,274                    100.0%
                                      ========                    =====

     In December 1995, the Company reclassified all of its fixed maturity securities previously classified as held-to-maturity to available-for-sale, as permitted by the Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board ("FASB"). This one-time reclassification increased shareholders' equity by $511,000, net of deferred federal income taxes, as of December 31, 1995. Accordingly, all fixed maturity securities are classified as available-for-sale and are carried at fair value as of December 31, 1996 and 1995.

     The Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 1996 and 1995, the fixed maturity portfolio had unrealized gains of approximately $298,000 and $2.9 million, respectively. The decrease in unrealized gains was due to slightly higher interest rates at year end 1996 compared to year end 1995. As of December 31, 1996, the fixed maturity portfolio had a weighted average modified duration of approximately four years. A one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately three percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately three percent.

     Equity securities as of December 31, 1996 and 1995 consisted primarily of common stock held in Physicians Insurance Company of Wisconsin, Inc., an unrelated stock insurance company providing professional liability insurance to health care providers primarily in Wisconsin. As of December 31, 1996 and 1995, equity securities had unrealized gains of $62,000 and $33,000, respectively.


Results of Operations -- Year Ended December 31, 1996 Compared to Year Ended December 31, 1995:

     For purposes of the following discussion, the Company's Service Marks are defined as follows:

      CorpCare(sm) - Offers professional liability coverage for group practices;

      DoctorCare(sm) - Offers professional liability coverage for individual physicians, surgeons and dentists;

      HealthPro(sm) - Offers professional liability coverage for other health care specialists such as nurses, psychologists and optometrists;

      HealthServices(sm) - Offers professional liability coverage for health care organizations such as hospitals, clinics, hospices and surgery centers; and

      LawyerCare(sm) - Offers professional liability coverage for lawyers and law firms.

      Net premiums written in 1996 were $55.5 million, an increase of 0.6% over 1995 net premiums written of $55.2 million. The increase in net premiums written resulted from a $2.7 million increase in CorpCare(sm) premiums, a $1.1 million increase due to expansion of business into Indiana and Ohio, a $789,000 increase in HealthServices(sm) and HealthPro(sm) premiums and a $973,000 increase in LawyerCare(sm) and other premiums. These increases were offset by a decrease in DoctorCare(sm) premiums of $5.3 million that resulted from the continued consolidation of individual practices into group practices and general competition in the Michigan and Illinois insurance markets. Of the net premiums written in 1996, approximately 90.7% was generated by DoctorCare(sm) and CorpCare(sm) coverages, 4.3% was generated by HealthServices(sm) and HealthPro(sm) coverages, 1.6% was generated by LawyerCare(sm) coverage and 3.4% was generated by other types of coverage. Of the net premiums written in 1995, approximately 93.8% was generated by DoctorCare(sm) and CorpCare(sm) coverages, 2.9% was generated by HealthServices(sm) and HealthProsm coverages, 0.9% was generated by LawyerCare(sm) coverage and 2.4% was generated by other types of coverage.

     During 1996 and 1995, the Company continued to balance its need for upward rate adjustments with the goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. As a result, the Company offered discounts to its published premium rates to retain market share and experienced margin or price reductions as a result of competitive market conditions in those years. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

     Net investment income, excluding realized capital gains and losses, was $15.7 million for 1996, an increase of 6.9%, as compared to net investment income of $14.7 million for 1995 despite a significant shift in the investment portfolio towards municipal bonds which, due to their tax-exempt status, offer lower pre-tax yields. The increase in net investment income was due principally to increases in invested assets because of positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.7% and 6.5% as of December 31, 1996 and 1995, respectively. During 1996, the Company posted net realized investment losses of $473,000, whereas net realized investment losses in 1995 were negligible. The 1996 net realized investment losses resulted from the Company's repositioning of its fixed maturity portfolio to increase after-tax yield.

     Loss and loss adjustment expense reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing the Company's reserves are reviewed and updated regularly as new data becomes available. Any adjustments necessary are generally reflected in current operations. The loss and loss adjustment expense reserves are determined by the Company's actuary, who is an officer of the Company and a Fellow of the Casualty Actuarial Society. Management of the Company believes that the loss and loss adjustment expense reserves are adequate and are at or above the actuarial best estimate. At year-end 1994, the Company's loss and loss adjustment expense reserves were discounted using a three percent interest rate assumption. Effective January 1, 1995, the practice of discounting reserves for financial reporting was eliminated and, accordingly, loss and loss adjustment expense reserves have been established on an undiscounted basis thereafter (a more conservative accounting practice used by most publicly-traded insurance companies).

     Incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) for 1996 totaled $49.1 million, up 33.0%, as compared to incurred losses and loss adjustment expenses of $36.9 million for 1995. As a percentage of premiums earned, the incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) was 86.6% in 1996 compared to 66.3% in 1995. The 1995 loss and loss adjustment expense ratio was favorably impacted by 22.1 percentage points due to the Company's reduction of its reserves by $12.3 million at year-end 1995 because of favorable development of prior years' loss reserves, as supported by a detailed actuarial study.

     Underwriting expenses were $11.1 million in 1996, a 19.4% increase over underwriting expenses of $9.3 million in 1995. As a percentage of premiums earned, the underwriting expense ratio was 19.6% in 1996, up from the underwriting expense ratio of 16.8% in 1995. The increase in underwriting expenses in 1996 relative to 1995 is attributable to non-recurring legal, accounting and related expenses associated with the formation of the Professionals Group holding company system, a one-time stock bonus paid to directors, officers and employees in 1996 and start-up expenses associated with the Company's expansion of business into Indiana and Ohio.

     The Company recorded $2.4 million in federal income tax expense in 1996 as compared to $8.3 million in 1995. The Company's effective federal income tax rate approximated 20.3% in 1996 compared to 34.0% in 1995. The decrease in the effective income tax rate is due to the Company's increased holdings in tax-exempt municipal bonds as well as an adjustment to the prior years' tax liability.

     Net income for 1996 was $9.6 million, or $2.75 per share, on revenues of $72.2 million. This compares to net income of $7.9 million, or $2.31 per share, on revenues of $70.6 million in 1995. The favorable 1996 earnings were attributable to the factors described above. Net income for 1995 was reduced by $8.1 million (net of deferred federal income taxes), or $2.37 per share, as a result of a cumulative effect change in accounting method associated with the elimination of the Company's practice of discounting its loss and loss adjustment expense reserves during 1995.


Results of Operations -- Year Ended December 31, 1995 Compared to Year Ended December 31, 1994:

     Net premiums written in 1995 were $55.2 million, an increase of 13.1% over 1994 net premiums written of $48.8 million. Of such increase in net premiums written, approximately $7.9 million resulted from the purchased book of physicians and surgeons business written by PICOM-Illinois, which began writing business effective January 1, 1995. In addition, 1995 net premiums written increased due to a $453,000 increase in HealthServices(sm) and HealthPro(sm) premiums and a $487,000 increase in LawyerCare(sm) premiums. These increases were offset by a decrease in DoctorCare(sm) premiums of $2.4 million that resulted from the continued consolidation of individual practices into group practices and general competition in the Michigan and Illinois insurance markets. Of the net premiums written in 1995, approximately 93.8% was generated by DoctorCare(sm) and CorpCare(sm) coverages, 2.9% was generated by HealthServices(sm) and HealthPro(sm) coverages, 0.9% was generated by LawyerCare(sm) coverage and 2.4% was generated by other types of coverage. Of the net premiums written in 1994, approximately 95.0% was generated by DoctorCare(sm) and CorpCare(sm) coverages, 2.3% was generated by HealthServices(sm) and HealthPro(sm) coverages, 0.1% was generated by LawyerCare(sm) coverage and 2.6% was generated by other types of coverage.

     During 1995 and 1994, the Company continued to balance its need for upward rate adjustments with the goal of maintaining market share in a very competitive environment in both Michigan and Illinois. As a result, the Company offered discounts to its published premium rates to retain market share and experienced margin or price reductions as a result of competitive market conditions in those years. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

     Net investment income, excluding realized capital gains and losses, was $14.7 million for 1995, up 10.0%, as compared to net investment income of $13.4 million for 1994. The increase in net investment income was due principally to increases in invested assets because of positive cash flows from operations. During 1994, the Company posted net realized investment losses of $2.0 million, whereas net realized investment losses in 1995 were negligible.

     Incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) for 1995 totaled $36.9 million, down 18.6%, as compared to incurred losses and loss adjustment expenses of $45.4 million for 1994. As a percentage of premiums earned, the incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) improved to 66.3% in 1995 from 93.5% in 1994. The 1995 loss and loss adjustment expense ratio was favorably impacted by 22.1 percentage points due to the Company's reduction of its reserves by $12.3 million at year-end 1995 because of favorable development of prior years' loss reserves, as supported by a detailed actuarial study. In addition, underwriting results for 1995 improved significantly from 1994, when adverse results arose from a surge in the number of lawsuits filed by the plaintiff bar in the two week period preceding the April 1, 1994 effective date of Michigan's tort reform law.

     Underwriting expenses were $9.3 million in 1995, a 27.5% increase over underwriting expenses of $7.3 million in 1994. As a percentage of premiums earned, the underwriting expense ratio was 16.8% in 1995, up from the underwriting expense ratio of 15.1% in 1994. The increase in underwriting expenses in 1995 relative to 1994 is attributable to the Company's purchase in 1995, through PICOM-Illinois, of the right to solicit and write a block of medical professional liability business in Illinois. Such acquisition resulted in an $18 million increase in the Company's direct written premiums (before reinsurance) in 1995. The acquisition and operating expenses associated with PICOM-Illinois, were partially offset by a non-recurring profit commission of $336,000 arising from the commutation of a reinsurance contract.

     The Company recorded $8.3 million in federal income tax expense in 1995 as compared to $2.7 million in 1994. The Company's effective federal income tax rate approximated 34.0% in both 1995 and 1994. Regular tax net operating loss carryforwards of approximately $23.3 million at December 31, 1994 were fully utilized by the Company during 1995.

     Net income for 1995 was $7.9 million, or $2.31 per share, on revenues of $70.6 million. This compares to net income of $5.2 million, or $1.45 per share, on revenues of $59.9 million in 1994. The strong 1995 earnings were primarily attributable to a significant improvement in underwriting results, including favorable development of prior years' reserves. Additionally, net income for 1995 was reduced by $8.1 million (net of deferred federal income taxes), or $2.37 per share, as a result of a cumulative effect change in accounting method associated with the elimination of the Company's practice of discounting its loss and loss adjustment expense reserves during 1995.

Liquidity and Capital Resources:

     Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations. Liquidity, in the context of insurance operations, is typically determined by two distinct operations: underwriting and investing. Net cash flows from underwriting operations are used to build an investment portfolio, which in turn produces future cash from investment income. The Company continuously monitors available cash and short-term investment balances in relation to projected cash needs to maintain adequate balances for current payments while maximizing cash available for longer term investment opportunities.

     The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the years ended December 31, 1996, 1995 and 1994; however, as of December 31, 1996, the Company has entered into $5.5 million of commitments to build a new home office facility in Okemos, Michigan and to purchase new furniture and equipment. As of December 31, 1996, no other material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund these commitments for capital expenditures.

     In February 1997, the Company entered into an agreement with Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), a Michigan-domiciled specialty writer of personal automobile and homeowners coverages for Michigan teachers and other educational employees. The agreement contemplates a series of simultaneous transactions which include the Company's purchase of a $21.0 million surplus certificate from MEEMIC, a quota share reinsurance agreement whereby PICOM will reinsure a portion of MEEMIC's net retained lines, a management services agreement between the Company and MEEMIC and the election of Professionals Group's nominees to MEEMIC's Board of Directors. These transactions are subject to regulatory approval by the Michigan

Commissioner of Insurance and are projected to close by June 30, 1997.

     Professionals Group has obtained a commitment for a seven year, $22.5 million unsecured term loan from a bank, bearing interest at LIBOR plus 75 basis points, and payable monthly. With the proceeds received from this loan, Professionals Group's Board of Directors has authorized a $20.0 million capital contribution to PICOM, which will purchase the surplus certificate from MEEMIC.

     After consummation of the aforedescribed transactions with MEEMIC, the Company has agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc.("MEIA"). MEIA is an insurance agency that has the exclusive right to distribute MEEMIC insurance products. Upon its purchase, MEIA's marketing and sales functions would be consolidated with MEEMIC's. To fund this purchase, MEEMIC will utilize the proceeds of the surplus certificate, plus a $20.0 million promissory note to be issued by a subsidiary of MEEMIC, which will be guaranteed by Professionals Group. Additionally, Professionals Group will issue warrants for 275,000 shares of its common stock to MEIA shareholders.

     At a future date, Professionals Group and MEEMIC expect to pursue demutualization of MEEMIC. Such demutualization would be subject to regulatory approval by the Michigan Commissioner of Insurance and approval of MEEMIC's policyholders. No specific timetable has been set for this proposed demutualization and there can be no assurances that MEEMIC will be demutualized.

     The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly PICOM). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions. Generally, these restrictions limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. As of January 1, 1997, approximately $14.9 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1996, Professionals
Group's insurance subsidiaries paid cash dividends aggregating $3.5 million to Professionals Group. None of Professionals Group's insurance subsidiaries paid any cash dividends in either 1995 or 1994. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also Note 11 to the Company's consolidated financial statements).

     Professionals Group was incorporated in January 1996 for the purpose of serving as the holding company for PICOM and its subsidiaries. Effective August 31, 1996, Professionals Group acquired all of the issued and outstanding shares of PICOM common stock through the merger of a wholly-owned insurance company subsidiary of Professionals Group with and into PICOM (the "Reorganization"). By virtue of the Reorganization, each issued and outstanding share of PICOM common stock was converted into one share of common stock, no par value per share, of Professionals Group and PICOM became a wholly-owned subsidiary of Professionals Group.

     On July 5, 1995, PICOM repurchased 254,823 shares its common stock (approximately 7.9% of the then issued and outstanding shares of PICOM Common Stock) owned by Physicians Insurance Company of Ohio at a price of $17 per share. During 1995, PICOM negotiated a reciprocal stock purchase agreement with Physicians Insurance Company of Wisconsin, Inc. ("PIC-WIS"). Under the agreement, PICOM acquired 1,583 shares of PIC-WIS common stock (representing 6.8% of the then outstanding shares of PIC-WIS common stock) for $2.5 million and PIC-WIS purchased 131,579 shares of PICOM common stock (representing 4.2% of the then issued and outstanding shares of PICOM common stock) for $2.5 million. The transaction replaced more than one-half of the equity used to accomplish the previously reported repurchase of shares of PICOM common stock held by Physicians Insurance Company of Ohio.

     In May 1996, and in a transaction valued at approximately $1.2 million, PICOM acquired all of the issued and outstanding shares of American Insurance Management Corporation, a privately held Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange. While the acquisition was accounted for as a purchase, the effect of the acquisition was not material to the Company's consolidated results of operations (see also Note 11 to the Company's consolidated financial statements).

Impact of Inflation and Changing Prices:

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the cost of paying losses and loss adjustment expenses. Moreover, increases in market interest rates, which often occur during periods of high inflation, reduce the fair value of the Company's fixed maturity securities. Conversely, reductions in market interest rates increase the fair value of fixed maturity securities.

     Inflation increases the costs of settling insurance claims over time. Because insurance premiums are established before the amount of losses and loss adjustment expenses, and the extent to which inflation may affect such expenses, are known, the Company attempts to anticipate the future impact of inflation when establishing rate levels. The Company may be limited in raising its premium levels for competitive and regulatory reasons, in which case the Company, rather than its insureds, would be required to absorb the effects of inflation. Future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of loss and loss adjustment expense reserves and thereby adversely affect future reserve development. To minimize such risk, the Company maintains what management considers to be strong and adequate reinsurance, conducts regular actuarial reviews of reserves and maintains adequate asset liquidity.


Reinsurance:

     In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results, provide additional capacity for growth and protect shareholders' equity by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. At the present time, the Company has both excess of loss reinsurance and errors and omissions insurance. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse the Company for their proportionate share of losses, they do not discharge the primary liability of the Company. The Company is contingently liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations.

     For the year ended December 31, 1996, the following table provides certain information with respect to the Company's reinsurers (see also Note 5 to the consolidated financial statements for amounts recoverable from the Company's reinsurers):


                             (Amounts in thousands)
-------------------------------------------------------------------------
                                  Reinsurance Premium
Reinsurer                                Ceded           A.M. Best Rating
-------------------------------------------------------------------------
TIG Reinsurance                            $3,975              A
PMA Reinsurance Corporation                 1,777              A+
Continental Casualty Company                1,496              A
Lloyd's of London Syndicates                  978           Not Rated
Princeton Insurance Company                   385              A-
Other                                         696           Not Rated
                                           ------
                                           $9,307
                                           ======

     The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with its reinsurers with respect to existing and future reinsurance. To date, the Company has not experienced any material difficulty in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their future obligations. Among the insurers to which the Company cedes reinsurance are certain Lloyd's of London Syndicates.

In recent years, Lloyd's has reported substantial losses which have had adverse effects on Lloyd's in general, and on certain syndicates in particular. The substantial losses and other adverse developments could affect the ability of certain syndicates to continue to operate. It is not possible to predict what effects the circumstances described above may have on Lloyd's and the Company's contractual relationship with Lloyd's Syndicates in future years.


Regulation:

     Certain regulations that affect the Company's insurance subsidiaries are promulgated by the National Association of Insurance Commissioners ("NAIC"), which is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based-capital ("RBC") requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, regulatory compliance is determined by a ratio of an insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, as defined by the NAIC. Companies below specific ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:


-------------------------------------------------------------------------------
                          Ratio of Total Adjusted Capital to Authorized Control
Regulatory Event          Level RBC (Less Than or Equal To)
-------------------------------------------------------------------------------
Company action level                                2

Regulatory action level                            1.5

Authorized control level                            1

Mandatory control level                            0.7
------------------------------------------------------------------------------

     PICOM and PICOM-Illinois have calculated their ratios of Total Adjusted Capital to Authorized Control Level RBC and each were in excess of 3:1 at both December 31, 1996 and 1995.

     The NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments. Additionally, the NAIC has undertaken a project to codify statutory accounting practices, which may affect the statutory carrying value of assets and liabilities. The codification project is expected to be completed in 1997 and effective in 1999. It is not certain, nor is it possible to predict what impact these projects will have on the Company's insurance subsidiaries, in the event the projects are adopted by the NAIC.

     The purpose of these regulatory efforts is to improve the solvency of insurers. While the impact of these regulatory efforts on the Company's insurance operations cannot be quantified until enacted, the Company believes it will be adequately positioned to compete in an environment of more stringent regulation.


Effects of New Accounting Pronouncements:

     In March 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used, or disposed of, by an entity be reviewed for impairment, and be reported at the lower of the carrying amount or fair value less costs to sell, if applicable. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated results of operations or financial condition during 1996.

     In December 1995, the Company reclassified all of its fixed maturity securities previously classified as held-to-maturity to available-for-sale, as permitted by the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This one-time reclassification increased shareholders' equity by $511,000, net of deferred federal income taxes, as of December 31, 1995. Accordingly, all fixed maturity securities are classified as available-for-sale and are carried at fair value as of December 31, 1996 and 1995.

     The FASB has issued SFAS No. 123 "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of the options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the proforma effects of such application in the footnotes to its financial statements. Because the Company elected the disclosure-only provisions of this standard in 1996, there was no impact on the Company's consolidated results of operations for 1996.

Item 8. Financial Statements and Supplementary Data

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995



                            Assets                                           1996     1995
                            ------                                           ----     ----
                                                                   (In thousands, except share data)
Investments (note 4):
  Available for sale, at fair value:
    Fixed maturities (amortized cost $285,976 and $257,129 in 1996 and
      1995, respectively)                                                  $286,274  259,979
    Equity securities (cost $2,630 and $2,608 in 1996 and 1995,
      respectively)                                                           2,692    2,641
  Short-term investments, at cost, which approximates fair value             10,711   17,512
  Real estate, at cost, net of accumulated depreciation of $69 and $49 in
    1996 and 1995, respectively                                                 455      475
                                                                           --------  -------
        Total investments                                                   300,132  280,607
Cash                                                                          2,023    1,279
Premiums due from policyholders                                               7,268    7,618
Amounts due from reinsurers (note 5)                                         17,550   12,264
Accrued investment income                                                     3,885    3,612
Prepaid reinsurance premiums (note 5)                                           122       76
Deferred federal income taxes (note 6)                                       17,301   18,264
Property and equipment, at cost, net of accumulated depreciation (note 7)     2,459    2,341
Deferred policy acquisition costs (note 8)                                      998    1,092
Other assets (note 15)                                                        5,644    3,559
                                                                           --------  -------
        Total assets                                                       $357,382  330,712
                                                                           ========  =======
                  Liabilities and Shareholders' Equity
                  ------------------------------------
Liabilities:
  Loss and loss adjustment expense reserves (note 9)                       $219,919  199,605
  Reserve for extended reporting period claims                               14,795   14,082
  Unearned premiums                                                          21,945   23,122
  Drafts outstanding                                                          2,540    3,445
  Payable for securities                                                          -    3,205
  Balance due on purchased book of business                                   2,200    2,694
  Accrued expenses and other liabilities                                      8,025    6,148
                                                                           --------  -------
        Total liabilities                                                   269,424  252,301
                                                                           --------  -------
Shareholders' equity (notes 11 and 13):
  Preferred stock, no par value; 5,000,000 shares authorized; no shares
    issued and outstanding                                                        -        -
  Common stock, no par value; 25,000,000 shares authorized; 3,505,750 and
    3,238,959 shares issued and outstanding in 1996 and 1995, respectively,
    including shares in treasury in 1995                                      3,506    3,239
  Additional paid-in capital                                                 14,569    8,417
  Retained earnings                                                          69,645   66,994
  Net unrealized appreciation on investments, net of deferred federal
    income tax expense of $123 and $963 in 1996 and 1995, respectively          238    1,882
                                                                           --------  -------
                                                                             87,958   80,532
  Less cost of common stock in treasury; 123,244 shares in 1995 (note 11)         -   (2,121)
                                                                           --------  -------
        Total shareholders' equity                                           87,958   78,411
                                                                           --------  -------
Commitments and contingencies (notes 5 and 15)
        Total liabilities and shareholders' equity                         $357,382  330,712
                                                                           ========  =======

See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                       Consolidated Statements of Income




                                                                     Years Ended December 31,
                                                                   ----------------------------
                                                                   1996        1995        1994
                                                                   ----        ----        ----
                                                             (In thousands, except per share data)
Revenues and other income:
  Premiums written, including $563 of premiums assumed in 1996  $  64,771      67,727      51,110
  Premiums ceded                                                   (9,307)    (12,576)     (2,332)
                                                                ---------   ---------   ---------
      Net premiums written                                         55,464      55,151      48,778
  Decrease (increase) in unearned premiums, net of prepaid
    reinsurance premiums                                            1,223         533        (288)
                                                                ---------   ---------   ---------
      Premiums earned                                              56,687      55,684      48,490
  Net investment income (note 4)                                   15,741      14,729      13,379
  Net realized investment losses (note 4)                            (473)         (6)     (2,006)
  Other                                                               287         165           4
                                                                ---------   ---------   ---------
      Total revenues and other income                              72,242      70,572      59,867
                                                                ---------   ---------   ---------
Expenses:
  Losses and loss adjustment expenses, net (note 9)                48,368      35,558      44,853
  Increase in reserve for extended reporting period claims            713       1,344         500
  Policy acquisition and other underwriting expenses               11,138       9,328       7,316
                                                                ---------   ---------   ---------
      Total expenses                                               60,219      46,230      52,669
                                                                ---------   ---------   ---------
      Income from operations before equity in earnings of
        affiliate, federal income taxes and cumulative effect of
        change in accounting method                                12,023      24,342       7,198
Equity in earnings of affiliate                                         -           -         612
                                                                ---------   ---------   ---------
      Income before federal income taxes and cumulative
        effect of change in accounting method                      12,023      24,342       7,810
Federal income taxes (note 6)                                      (2,438)     (8,276)     (2,656)
                                                                ---------   ---------   ---------
      Income before cumulative effect of change in
        accounting method                                           9,585      16,066       5,154

Cumulative effect of change in accounting method - elimination of loss and loss adjustment expense reserve discount, net of
  deferred federal income tax benefit of $4,185 (note 9)                -      (8,125)          -
                                                                ---------   ---------   ---------
      Net income (note 13)                                      $   9,585       7,941       5,154
                                                                =========   =========   =========
Net income per common share:
  Income before cumulative effect of change in
    accounting method                                           $    2.75        4.68        1.45
  Cumulative effect of change in accounting method                      -       (2.37)          -
                                                                ---------   ---------   ---------
      Net income per common share                               $    2.75        2.31        1.45
                                                                =========   =========   =========
Pro forma amounts, assuming the elimination of loss and loss adjustment expense reserve discounting is applied
    retroactively:
  Net income                                                    $       -      16,066       5,356
                                                                =========   =========   =========
  Net income per common share                                   $       -        4.68        1.51
                                                                =========   =========   =========
Weighted average shares outstanding (note 11)                   3,486,723   3,432,339   3,556,563
                                                                =========   =========   =========



See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1996, 1995 and 1994








                                                 Common Stock
                                       ------------------------------
                                              Shares
                                       --------------------             Additional
                                                      In                 Paid-in     Retained
                                       Issued      Treasury    Amount    Capital     Earnings
                                       ------      --------    ------   ----------   --------
                                                  (In  thousands, except share data)

Balances, December 31, 1993           2,945,536           -    $2,946     4,220       58,170
Net income                                    -           -         -         -        5,154
Issuance of 10% stock dividend          293,423           -       293     3,961       (4,271)
Net depreciation on debt and
  equity securities                           -           -         -         -            -
                                      ---------    --------    ------    ------       ------
Balances, December 31, 1994           3,238,959           -     3,239     8,181       59,053
Net income                                    -           -         -         -        7,941
Purchase of treasury shares,
  at cost (note 11)                           -     254,823         -         -            -
Sale of treasury shares (note 4)              -    (131,579)        -       236            -
Net appreciation on debt securities
  transferred from held-to-maturity
  classification (note 4)                     -           -         -         -            -
Net appreciation on debt and
  equity securities                           -           -         -         -            -
                                      ---------    --------    ------    ------       ------
Balances, December 31, 1995           3,238,959     123,244     3,239     8,417       66,994

Net income                                    -           -         -         -        9,585
Issuance of common stock (note 1)             1           -         -         -            -
Issuance of treasury shares as
  stock bonus (note 11)                       -     (28,430)        -       207            -
Issuance of treasury shares in
  purchase of subsidiary (note 11)            -     (44,000)        -       178            -
Retirement and cancellation of
  treasury shares (note 11)             (50,814)    (50,814)      (51)     (823)           -
Issuance of 10% stock dividend          317,604           -       318     6,590       (6,934)
Net depreciation on debt and
  equity securities                           -           -         -         -            -
                                      ---------    --------    ------    ------       ------
Balances, December 31, 1996           3,505,750          --    $3,506    14,569       69,645
                                      =========    ========    ======    ======       ======


                                      Net Unrealized
                                       Appreciation
                                      (Depreciation)
                                     on Investments,
                                         Net of
                                        Deferred
                                        Federal        Cost of              Total
                                         Income        Common               Share
                                          Tax          Stock in            holders'
                                         Effect        Treasury             Equity
                                         ------        --------             ------
                                            (In  thousands, except share data)

Balances, December 31, 1993               (497)              -              64,839
Net income                                   -               -               5,154
Issuance of 10% stock dividend               -               -                 (17)
Net depreciation on debt and
  equity securities                     (6,834)              -              (6,834)
                                       -------          ------             -------
Balances, December 31, 1994             (7,331)              -              63,142
Net income                                   -               -               7,941
Purchase of treasury shares,
  at cost (note 11)                          -          (4,385)             (4,385)
Sale of treasury shares (note 4)             -           2,264               2,500
Net appreciation on debt securities
  transferred from held-to-maturity
  classification (note 4)                  511               -                 511
Net appreciation on debt and
  equity securities                      8,702               -               8,702
                                       -------          ------             -------
Balances, December 31, 1995              1,882          (2,121)             78,411

Net income                                   -               -               9,585
Issuance of common stock (note 1)            -               -                   -
Issuance of treasury shares as
  stock bonus (note 11)                      -             490                 697
Issuance of treasury shares in
  purchase of subsidiary (note 11)           -             757                 935
Retirement and cancellation of
  treasury shares (note 11)                  -             874                   -
Issuance of 10% stock dividend               -               -                 (26)
Net depreciation on debt and
  equity securities                     (1,644)              -              (1,644)
                                       -------          ------             -------
Balances, December 31, 1996                238               -              87,958
                                       =======          ======             =======


See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows



                                                                          Years Ended December 31,
                                                                         ---------------------------
                                                                         1996        1995       1994
                                                                         ----        ----       ----
                                                                                (In thousands)
Cash flows from operating activities:
  Net income                                                           $  9,585      7,941      5,154
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         2,423      1,056      2,257
    Undistributed equity in earnings of affiliate                             -          -       (612)
    Realized losses on investments                                          473          6      2,006
    Deferred federal income taxes                                         1,834      5,250      2,306
    Stock bonus                                                             697          -          -
    Changes in assets and liabilities:
     Premiums due from policyholders                                        350        558        185
     Amounts due from reinsurers                                         (5,286)    (8,809)       346
     Accrued investment income                                             (273)      (615)      (443)
     Prepaid reinsurance premiums                                           (46)       902         77
     Deferred policy acquisition costs                                       94         20        (84)
     Other assets                                                        (1,137)      (331)         -
     Loss and loss adjustment expense reserves                           20,314     11,061     (2,677)
     Reserve for extended reporting period claims                           713      1,344        500
     Unearned premiums                                                   (1,177)    (1,435)       210
     Drafts outstanding                                                    (905)       (18)       388
     Accrued expenses and other liabilities                               1,877        667        104
                                                                      ---------   --------   --------
      Net cash provided by operating activities                          29,536     17,597      9,717
                                                                      ---------   --------   --------
Cash flows from investing activities:
  Proceeds from sale or maturity of short-term investments              293,643    658,437    239,905
  Purchases of short-term investments                                  (286,325)  (634,287)  (231,308)
  Proceeds from maturity of securities available for sale                 2,000     43,847      9,265
  Proceeds from sale of securities available for sale                    97,188    115,684     70,518
  Purchases of securities available for sale                           (130,506)  (216,175)   (88,189)
  Proceeds from maturity of securities held to maturity                       -     27,686     29,180
  Proceeds from sale of securities held to maturity                           -        758      1,455
  Purchases of securities held to maturity                                    -    (12,861)   (40,852)
  Payable for securities                                                 (3,205)     3,205          -
  Purchases of property and equipment                                      (667)      (774)      (224)
  Payment on liability for purchased book of business                      (894)      (893)         -
                                                                      ---------   --------   --------
      Net cash used in investing activities                             (28,766)   (15,373)   (10,250)
                                                                      ---------   --------   --------
Cash flows from financing activities:
  Purchase of treasury shares                                                 -     (4,385)         -
  Sale of treasury shares                                                     -      2,500          -
  Cash paid in lieu of fractional shares                                    (26)         -        (17)
                                                                      ---------   --------   --------
      Net cash used in financing activities                                 (26)    (1,885)       (17)
                                                                      ---------   --------   --------
Net increase (decrease) in cash                                             744        339       (550)

Cash, beginning of year                                                   1,279        940      1,490
                                                                      ---------   --------   --------
Cash, end of year                                                      $  2,023      1,279        940
                                                                      =========   ========   ========
Supplemental disclosure of cash flow information - federal income
 taxes paid (recovered)                                                $  1,593       (159)       350
                                                                      =========   ========   ========
Supplemental schedule of noncash investing and financing activities:
  Purchase of book of business (note 15):
    Intangible assets acquired                                         $   (400)    (3,587)         -
    Amount due                                                              400      3,587          -
  Issuance of treasury shares as stock bonus (note 11)                      697          -          -
  Issuance of treasury shares for acquired company (note 11)                935          -          -


See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994



(1) Description of Business

    General

    Professionals Insurance Company Management Group (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of PICOM Insurance Company (PICOM), a stock insurance company incorporated under Michigan law. Professionals Group and PICOM are collectively referred to as "the Company."

    Effective August 31, 1996, and pursuant to a Reorganization Agreement dated May 13, 1996 (the Reorganization Agreement), and an Agreement and Plan of Merger dated May 13, 1996 (Plan of Merger), among Professionals Group, PICOM Interim Insurance Company, a stock insurance company incorporated under Michigan law and a wholly owned subsidiary of Professionals Group (INSCO) and PICOM, Professionals Group acquired all of the outstanding capital stock of PICOM through the merger of INSCO with and into PICOM (the Merger). As a result of the Merger: (1) INSCO was merged into PICOM and INSCO ceased to exist; (2) PICOM, as the surviving corporation, became a wholly owned subsidiary of Professionals Group; (3) each issued and outstanding share of common stock of PICOM (representing 3,188,145 shares) was converted into one share of common stock of Professionals Group, and
    (4) all of the issued and outstanding shares of INSCO held by Professionals Group were converted into shares of common stock of PICOM.

    Prior to the Reorganization Agreement and the Plan of Merger, PICOM loaned $1,500,000 to Professionals Group for the purpose of enabling Professionals Group to form and capitalize INSCO in accordance with the Michigan Insurance Code. Professionals Group invested the entire $1,500,000 in INSCO in exchange for all of the issued and outstanding shares of capital stock of INSCO. The loan from PICOM to Professionals Group had a stated interest rate and maturity date and was secured by a pledge of all of the issued and outstanding shares of INSCO. Subsequent to the Merger, PICOM declared and paid cash dividends totaling $3,530,334 to Professionals Group. Professionals Group then used $1,530,334 of the cash dividend to repay PICOM the outstanding balance plus accrued interest on the loan.

    The Merger has been accounted for in a manner similar to a pooling of interests, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PICOM at their respective amounts as reported by PICOM.

    PICOM is a Michigan-domiciled property and casualty insurance company providing professional liability insurance for physicians, surgeons, dentists, hospitals, other health care providers and lawyers and law firms in Michigan, Ohio and Indiana. PICOM is also licensed in Illinois, Iowa and Pennsylvania. PICOM, through a wholly owned insurance subsidiary also writes business in Illinois (see note 2).

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(1) Description of Business, Continued

    Following is a description of the most significant risks facing property/casualty insurers and how the Company mitigates those risks:

    Legal/Regulatory Risk is the risk that the legal or regulatory environment in which an insurer operates will change and create additional costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the financial statements. The Company mitigates this risk through underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk.

    Credit Risk is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers, which owe the Company money will not pay. Also, the Company writes a significant amount of business under which policyholders reimburse the Company for policy deductibles. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

    Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. At December 31, 1996, the estimated market value of the Company's bond portfolio was greater than its amortized cost.

    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results may differ from those estimates.

    The most significant estimates that are susceptible to significant change in the near term relate to the determination of the loss and loss adjustment expense reserves and the reserve for extended reporting period claims. Although considerable variability is inherent in these estimates, management believes that the reserves are adequate. The estimates are reviewed regularly and adjusted as necessary. Such adjustments are generally reflected in current operations. Other material estimates that are susceptible to significant change in the near term relate to the recoverability of deferred federal income tax assets.

(2) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Professionals Group, its wholly owned subsidiary, PICOM and the following wholly owned subsidiaries of PICOM:

    PICOM Insurance Company of Illinois (PICOM-Illinois) - an
    Illinois-domiciled property and casualty insurance company providing professional liability insurance for physicians and surgeons in the State of Illinois. PICOM-Illinois was formed in December 1994 to write the book of business purchased effective January 1, 1995 (see note 15).

    PICOM Claims Services Corporation - a provider of claims processing services to a nonaffiliated professional liability company.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(2) Principles of Consolidation, Continued

    PICOM Financial Services Corporation - an inactive financial services company.

    PICOM Insurance Agency, Inc. - an inactive insurance agency.

    American Insurance Management Corporation - an Indiana Corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange.

    All significant intercompany transactions and balances have been eliminated in consolidation.

(3) Summary of Significant Accounting Policies

    (a)  Basis of Presentation

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which vary in certain respects from statutory accounting practices followed in reporting to insurance regulatory authorities (see note 13 for the effects of such differences).

    (b)  Investments

         Investment securities are classified upon acquisition into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities the Company has the positive intent and ability to hold until maturity. At December 31, 1996 and 1995, all of the Company's securities are classified as available-for-sale and are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

         Available-for-sale securities are recorded at fair value, whereas held-to-maturity securities are recorded at amortized cost.
         Unrealized gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and reported as a separate component of shareholders' equity. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains and losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of shareholders' equity.

         A decline in the fair value of an available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 1996, 1995 or 1994 were deemed to be temporary.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(3) Summary of Significant Accounting Policies, Continued

    (b)  Investments, Continued

         Investments in preferred stock and common stock of nonaffiliates are stated at fair value. Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Short-term investments, which consist principally of commercial paper, money market funds and U.S. government securities, are stated at cost, which approximates fair value.

         Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as an adjustment to yield using the yield-to-maturity method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

    (c)  Revenue Recognition

         Insurance premium income is recognized on a monthly pro rata basis over the respective terms of the policies in-force and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in-force.

         Reinsurance arrangements are prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid.

    (d)  Loss and Loss Adjustment Expense Reserves

         Loss and loss adjustment expense reserves represent the accumulation of individual case estimates for reported losses and loss adjustment expenses, bulk adjustments to case estimates and actuarial estimates for incurred but not reported losses and loss adjustment expenses, based upon the Company's actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for loss and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The reserve is stated gross of reinsurance ceded.

         Through December 31, 1994, the Company discounted loss and loss adjustment expense reserves to present value. Effective January 1, 1995, the Company eliminated its practice of discounting, a change in method of accounting (see note 9).

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(3) Summary of Significant Accounting Policies, Continued

    (e)  Reserve for Extended Reporting Period Claims

         The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts adequate to pay for estimated future claims reported subsequent to current policyholders' death, disability or retirement. Changes in this reserve are charged or credited to income.

    (f)  Property and Equipment and Depreciation

         Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over periods ranging from 4 to 25 years. Maintenance, repairs and minor renewals are charged to expense as incurred.

         The cost and related accumulated depreciation of assets sold are removed from the related accounts and the resulting gain or loss is reflected in income.

    (g)  Deferred Policy Acquisition Costs

         Policy acquisition costs, specifically commissions, are deferred, subject to ultimate recoverability from future income, including investment income and amortized to expense over the period in which the related premiums are earned.

    (h)  Federal Income Taxes

         Deferred federal income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (i)  Intangible Assets

         Intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of assets acquired, and the cost of a purchased book of business (see note 15), both of which are being amortized on a straight-line basis over ten years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related entity. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1996.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(3) Summary of Significant Accounting Policies, Continued

    (j)  Stock-Based Compensation

         As more fully described in note 12, the Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

    (k)  Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each year after giving effect to stock dividends and treasury shares.

(4) Investments

    In November 1995, the Financial Accounting Standards Board issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This guide allowed companies to reassess the appropriateness of the classification of securities as of the date of the implementation guide, but no later than December 31, 1995. As a result, the Company made a one-time transfer of approximately $77,893,000 in investment securities previously classified as held-to-maturity to the available-for-sale classification. The effect of such reclassification increased shareholders' equity by $511,000, net of deferred federal income taxes.

    A summary of amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities as of December 31, 1996 and 1995, follows:


                                                                1996
                                                -------------------------------------
                                                           Gross Unrealized Estimated
                                                Amortized  ----------------    Fair
                                                   Cost    Gains   Losses     Value
                                                ---------  ----- ---------- ---------
                                                             (In thousands)
Fixed maturities available for sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies    $ 52,065    342    394      52,013
  Debt securities issued by states of the United
    States and political subdivisions of the
    states                                         95,433    581    258      95,756
  Debt securities issued by foreign governments       690    150      -         840
  Corporate debt securities                        46,356    345    375      46,326
  Mortgage-backed securities:
    Government                                     68,752    466    788      68,430
    Other                                          15,684    168     41      15,811
  Redeemable preferred stocks                       6,996    104      2       7,098
                                                 --------  -----  -----     -------
                                                 $285,976  2,156  1,858     286,274
                                                 ========  =====  =====     =======
Equity securities available for sale -
  common stocks                                  $  2,630     67      5       2,692
                                                 ========  =====  =====     =======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(4)  Investments, Continued



                                                                   1995
                                                ------------------------------------------

                                                                 Gross Unrealized  Estimated
                                                Amortized        ----------------    Fair
                                                   Cost          Gains   Losses     Value
                                                ---------        ----- ----------  ---------
                                                             (In thousands)
Fixed maturities available for sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies      $ 85,716      1,499       35      87,180
  Debt securities issued by states of the United
    States and political subdivisions of the
    states                                           50,348        489        5      50,832
  Debt securities issued by foreign governments         606         88        -         694
  Corporate debt securities                          35,567        831       61      36,337
  Mortgage-backed securities:
    Government                                       67,610        236      481      67,365
    Other                                            17,282        318       29      17,571
                                                   --------      -----      ---     -------
                                                   $257,129      3,461      611     259,979
                                                   ========      =====      ===     =======
Equity securities available for sale - common
  stocks                                           $  2,608         66       33       2,641
                                                   ========      =====       ===    =======

    The amortized cost and estimated fair value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 Estimated
                                       Amortized    Fair
                                          Cost     Value
                                       ---------  -------
                                         (In thousands)
Due in one year or less                 $  4,590    4,608
Due after one year through five years     83,947   83,824
Due after five years through ten years    96,372   96,635
Due after ten years                        9,635    9,868
                                        --------  -------
                                         194,544  194,935
Mortgage-backed securities:
  Government                              68,752   68,430
  Other                                   15,684   15,811
Redeemable preferred stocks                6,996    7,098
                                        --------  -------
                                        $285,976  286,274
                                        ========  =======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(4) Investments, Continued

    Proceeds and related gross realized gains and gross realized losses on sales of fixed maturities follow:


                              Years Ended December 31,
                              -----------------------
                               1996     1995      1994
                               ----     ----      ----
                                   (In thousands)
Proceeds                     $97,127   116,441   71,637
                             =======   =======   ======
Gross realized gains         $   319     1,672      887
Gross realized losses           (807)   (1,345)  (3,024)
                             -------   -------   ------
 Net realized gains (losses) $  (488)      327   (2,137)
                             =======   =======   ======

    A summary of the sources of net investment income follows:

                              Years Ended December 31,
                              ----------------------
                              1996     1995     1994
                              ----     ----     ----
                                   (In thousands)
Fixed maturities             $15,548  11,920  12,863
Equity securities                 32       2       2
Short-term investments and
  cash and cash equivalents      860   3,176   1,232
Real estate                       87      70      59
Other investment assets          143     477     490
                             -------  ------  ------
  Total investment income     16,670  15,645  14,646
Less investment expenses         929     916   1,267
                             -------  ------  ------
 Net investment income       $15,741  14,729  13,379
                             =======  ======  ======

    Realized gains (losses) and increases (decreases) in net unrealized gains (losses) follow:

                                             Years Ended December 31,
                                             -----------------------
                                             1996     1995      1994
                                             ----     ----      ----
                                                 (In thousands)
Net realized losses:
  Fixed maturities                         $  (488)     327    (2,137)
  Equity securities                             15     (333)      131
                                           -------   ------   -------
    Net realized losses                    $  (473)      (6)   (2,006)
                                           =======   ======   =======
Change in net unrealized gains (losses):
  Fixed maturities                         $(2,552)  19,356   (15,506)
  Equity securities                             29       22       (82)
                                           -------   ------   -------
    Total change in net unrealized gains
      (losses)                             $(2,523)  19,378   (15,588)
                                           =======   ======   =======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(4) Investments, Continued

    During 1994, the Company sold all its Federal National Mortgage Association interest-only strip bonds, having an aggregate amortized cost of $1,146,255, from its held-to-maturity portfolio for $1,455,032, resulting in a net gain of $308,777. The sale of these securities resulted from management's decision to eliminate the interest rate risk associated with these investments, and accordingly, management does not intend to invest in this type of security prospectively. Because these investment securities were unique in the Company's investment portfolio, management's intent to hold other debt securities until maturity was not affected by these sales.

    During 1995, the Company tendered a fixed maturity security having an amortized cost of $747,146 from its held-to-maturity portfolio for $757,862, resulting in a gain of $10,716. This security was tendered because the future creditworthiness of the issuer was not determinable.

    On December 28, 1995, under a reciprocal stock purchase agreement with Physicians Insurance Company of Wisconsin, Inc. (PIC-Wis), the Company acquired 1,583 shares of PIC-Wis' common stock (representing 6.77 % of PIC-Wis' outstanding stock) for $2,500,000, and PIC-Wis acquired 131,579 shares of the Company's common stock (representing 4.2 % of the Company's outstanding stock) for $2,500,000.

    At December 31, 1996, U.S. Treasury notes and certificates of deposit with a carrying value of $3,407,000 were on deposit with regulatory authorities, as required by law.

(5) Reinsurance

    In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts receivable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse the Company for their proportionate share of losses, they do not discharge the primary liability of the Company. The Company remains liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations.

    The Company has various excess of loss and quota share reinsurance agreements. As of December 31, 1996, PICOM's and PICOM-Illinois' maximum current net retention, subject to certain adjustments of risk on any single coverage per claim after reinsurance, follows:


                                                        Net
                                                     Retention
                                                     ---------
                 PICOM Insurance Company              $300,000
                 PICOM Insurance Company of Illinois   250,000

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(5) Reinsurance, Continued

    The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with reinsurers with respect to existing and future reinsurance.

    At December 31, 1996, amounts due from and premiums prepaid to reinsurers follow:



                                              Amounts    Prepaid
                                             Due From  Reinsurance
                                            Reinsurers   Premiums
                                            ---------- -----------
                                               (In thousands)

Underwriters Reinsurance Company              $4,125         -
TIG Reinsurance                                6,110        37
PMA Reinsurance Corporation                    2,710         3
Continental Casualty Company                   2,291         9
Lloyd's of London Syndicates                     709        27
Princeton Insurance Company                      591         4
Other                                          1,014        42
                                             -------       ---
                                             $17,550       122
                                             =======       ===

Amounts due from reinsurers consisted of amounts related to:

                                                 December 31,
                                             -------------------
                                               1996       1995
                                             --------   --------
                                                (In thousands)
Paid losses and loss adjustment expenses     $    41         48
Unpaid losses and loss adjustment expenses    19,206     14,186
Premiums ceded payable                        (2,059)    (2,074)
Other                                            362        104
                                             -------     ------
                                             $17,550     12,264
                                             =======     ======

Premiums earned and losses and loss adjustment expenses are net of the following reinsurance ceded amounts:

                                    Years Ended December 31,
                                    ------------------------
                                      1996    1995    1994
                                      ----    ----    ----
                                        (In thousands)
Premiums earned                      $9,261  13,478  2,409

Losses and loss adjustment expenses   6,356  11,475  1,910

The increases in ceded premiums and ceded losses and loss adjustment expenses, beginning in 1995, result from PICOM-Illinois' reinsurance program.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(5) Reinsurance, Continued

    On December 31, 1996, the Company assumed all of the loss and loss adjustment expense reserves and unearned premiums of American Medical Insurance Exchange (AMIE), which resulted in a one-time charge to losses and loss adjustment expenses of $613,000. This one-time charge resulted primarily from the elimination of AMIE's practice of discounting its loss and loss adjustment expense reserves.

(6) Federal Income Taxes

    The Company files a consolidated federal income tax return which includes PICOM and all of PICOM's subsidiaries. Income tax expense is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes. A valuation allowance is then required to be established to reduce a deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

    The provision for federal income taxes consists of the following:

                      Years Ended December 31,
                      ------------------------
                        1996    1995    1994
                        ----    ----    ----
                           (In thousands)
Current                $  604  (1,159)    350
Deferred                1,834   9,435   2,306
                       ------  ------   -----

                       $2,438   8,276   2,656
                       ======  ======   =====

The significant components of federal income tax expense (benefit) are as follows:


                        Years Ended December 31,
                        ------------------------
                         1996     1995     1994
                         ----     ----     ----
                             (In thousands)
Continuing operations  $2,438    8,276    2,656
Accounting changes          -   (4,185)       -
Shareholders' equity     (840)   4,740   (3,525)
                       ------   ------   ------
                       $1,598    8,831     (869)
                       ======   ======   ======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(6) Federal Income Taxes, Continued

    Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34% to income or loss before federal income taxes. For the years ended December 31, 1996, 1995 and 1994, the reasons for these differences, and the tax effects thereof, are as follows:


                                            1996     1995    1994
                                            ----     ----    ----
                                                (In thousands)
Expected tax expense                      $ 4,088   8,276   2,656
Dividends received deduction                  (11)      -       -
Tax-exempt interest                        (1,000)    (65)      -
Adjustment to prior years' tax liability     (913)      -       -
Other, net                                    274      65       -
                                          -------   -----   -----
Actual tax expense                        $ 2,438   8,276   2,656
                                          =======   =====   =====

The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities follow:



                                                           December 31,
                                                           ------------
                                                           1996    1995
                                                           ----    ----
                                                          (In thousands)
Deferred federal income tax assets arising from:
  Loss and loss adjustment expense reserves              $14,704  16,655
  Unearned premium reserves                                1,484   1,567
  Alternative minimum tax credits                          1,656   1,840
  Other, net                                                 194      72
                                                         -------  ------
    Total deferred federal income tax assets              18,038  20,134
                                                         -------  ------
Deferred federal income tax liabilities arising from:
  Deferred policy acquisition costs                          339     371
  Unrealized gains on investments                            123     963
  Other                                                      275     536
                                                         -------  ------
      Total deferred federal income tax liabilities          737   1,870
                                                         -------  ------
      Net deferred federal income taxes                  $17,301  18,264
                                                         =======  ======

In assessing the realizability of deferred federal income tax assets, management considers whether it is more likely than not that some portion of the deferred federal income tax assets will not be realized. Because of the carryforward provisions of the Internal Revenue Code, the expectation that temporary differences will reverse during periods in which taxable income is generated, and the fact that the Company has not incurred an operating loss for either financial or federal income tax reporting purposes since 1987, management believes it is more likely than not that the Company will fully realize the net deferred federal income tax assets. Accordingly, no valuation allowance has been established.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(7) Property and Equipment

    At December 31, 1996 and 1995, property and equipment consisted of the following:


                                                 1996      1995
                                                 ----      ----
                                                 (In thousands)
Real estate                                    $ 1,998    1,813
Data processing equipment, including software    2,008    1,780
Furniture, fixtures and equipment                1,210    1,051
                                               -------   ------
                                                 5,216    4,644
Accumulated depreciation                        (2,757)  (2,303)
                                               -------   ------
  Total property and equipment                 $ 2,459    2,341
                                               =======   ======


(8) Deferred Policy Acquisition Costs

    Changes in deferred policy acquisition costs are summarized as follows:


                                        Years Ended December 31,
                                        -----------------------
                                        1996     1995      1994
                                        ----     ----      ----
                                             (In thousands)
Net asset balance, beginning of year  $ 1,092    1,112    1,028
                                      -------   ------   ------
Amounts deferred:
    Commissions to agents               2,873    3,181    2,257
    Ceding commission income           (1,229)  (1,543)     (59)
                                      -------   ------   ------
           Net amounts deferred         1,644    1,638    2,198
                                      -------   ------   ------
Net amortization                       (1,738)  (1,658)  (2,114)
                                      -------   ------   ------
Net asset balance, end of year        $   998    1,092    1,112
                                      =======   ======   ======

(9) Loss and Loss Adjustment Expense Reserves

    Prior to 1995, loss and loss adjustment expense reserves were discounted to reflect anticipated investment income. Discounts were based on historical payment patterns and assumed an interest rate at or below the Company's investment yield, which was the same rate used for statutory reporting purposes.

    Effective January 1, 1995, the Company eliminated its practice of discounting loss and loss adjustment expense reserves for GAAP reporting purposes, a change in method of accounting. The Company believes it is preferable not to discount reserves because it is more conservative and is practiced by most publicly held insurers. This change in method of accounting resulted in a one-time cumulative charge of $8,125,000, net of deferred federal income taxes, as of January 1, 1995.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(9) Loss and Loss Adjustment Expense Reserves, Continued

    Activity in loss and loss adjustment expense reserves is summarized as follows:


                                                      Years Ended December 31,
                                                     --------------------------
                                                     1996       1995       1994
                                                     ----       ----       ----
                                                          (In thousands)
Balance, beginning of year                         $199,605   188,544   191,220
Less reinsurance balances recoverable               (14,186)   (3,760)   (4,040)
                                                   --------   -------   -------
Net balance, beginning of year                      185,419   184,784   187,180
                                                   --------   -------   -------
Incurred related to:
  Current year                                       65,986    63,027    68,610
  Prior years                                       (17,618)  (27,469)  (23,757)
                                                   --------   -------   -------
      Total incurred                                 48,368    35,558    44,853
                                                   --------   -------   -------
Effect of change in accounting method                     -    12,310         -
Loss and loss adjustment expense reserves
  assumed (see note 5)                                4,119         -         -
                                                   --------   -------   -------
Paid related to:
  Current year                                        4,352     3,053     4,433
  Prior years                                        32,841    44,180    42,816
                                                   --------   -------   -------
      Total paid                                     37,193    47,233    47,249
                                                   --------   -------   -------
Net balance, end of year                            200,713   185,419   184,784
Plus reinsurance balances recoverable                19,206    14,186     3,760
                                                   --------   -------   -------
Balance, end of year                               $219,919   199,605   188,544
                                                   ========   =======   =======

The Company establishes conservative reserves for the most recent accident years and adjusts the reserves as new information becomes available. This conservative reserving practice has resulted in favorable development in estimates of prior years' reserves.

Had the elimination of discounting been retroactively applied, total incurred losses would have been $44,547,000 in 1994.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

(10) Employee Benefit Plans

     The Company currently maintains two defined contribution employee benefit plans--a 401(k) plan and a money purchase plan--which cover substantially all employees meeting certain eligibility requirements.

     With respect to the 401(k) plan, the Company annually contributes 5% of an employee's salary and matches employee contributions up to 5% of an employee's salary. During 1996, 1995 and 1994, the Company's expense under the 401(k) plan was $295,000, $261,000 and $298,000, respectively.

     With respect to the money purchase plan, the Company annually contributes 3% of an employee's salary up to a prescribed maximum, plus 5% of the excess of an employee's salary over the prescribed maximum. During 1996, 1995 and 1994, the Company's expense under the money purchase plan was $112,000, $114,000 and $118,000, respectively.

     The Company has a stock purchase plan through which employees and directors of the Company and its wholly owned subsidiaries may purchase the Company's common stock by means of payroll deduction. Pursuant to this plan, the Company may elect to match participant purchases, which it is currently matching at the rate of $1.25 (of which $1.00 is used to purchase the Company's common stock and $0.25 is applied to income taxes) for each $1.00 of participant purchases up to a maximum participant purchase of $6,000 per year. In 1996, 1995 and 1994, the Company incurred expenses of $215,000, $82,000 and $64,000, respectively, under this plan.

(11) Shareholders' Equity

     Approximately $317,200,000 of consolidated assets represents assets of the Company's insurance operations that may not be transferable to the Company in the form of dividends, loans or advances without prior regulatory approval. Specifically, the Michigan and Illinois Insurance Codes limit the amount of dividends that PICOM or PICOM-Illinois can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of policyholders' surplus as of the preceding year-end. As of January 1, 1997, approximately $14,899,000 and $601,000 could be paid without prior regulatory approval by PICOM and PICOM-Illinois, respectively. In 1996, PICOM paid $3,530,334 in dividends and PICOM-Illinois paid no dividends. In 1995 and 1994, neither PICOM nor PICOM-Illinois paid any dividends.

     On February 28, 1996, the Company awarded 28,430 shares of common stock held in treasury to directors, officers and employees of the Company as a one-time stock bonus. Compensation expense for this stock bonus approximated $697,000, which was charged to policy acquisition and other underwriting expenses.

     On May 1, 1996, in a transaction approximating $1,244,000, the Company paid $309,000 and issued 44,000 shares of common stock held in treasury (valued at $935,000) in exchange for all of the issued and outstanding shares of American Insurance Management Corporation. The acquisition was accounted for as a purchase. The effect of the acquisition was not material to the Company's consolidated results of operations.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued




(11)  Shareholders' Equity, Continued

      As a result of the merger on August 31, 1996 (see note 1), the remaining 50,814 shares of the Company's common stock held in treasury were canceled and retired at cost.

      Effective July 5, 1995, the Company purchased 254,823 shares of its common stock (approximately 7.9% of its then-issued and outstanding shares) from Physicians Insurance Company of Ohio for $4,331,991 ($17 per share), plus $53,000 for advisory and finder fees. These shares, net of 131,579 shares sold in December 1995 (see note 4), were held as treasury stock available for resale at December 31, 1995.

      On November 21, 1996 and September 22, 1994, the Company declared 10% stock dividends, issued on December 16, 1996 and December 1, 1994, respectively, to shareholders of record as of December 4, 1996 and October 28, 1994, respectively. All per-share information in the accompanying consolidated financial statements has been adjusted to give retroactive effect to these stock dividends.

(12)  Stock Options and Awards

      The Company has established the 1996 Long-Term Stock Incentive Plan
      (the "Incentive Plan") under which, subject to adjustment, 300,000 shares of the Company's common stock are available to grant incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, dividend equivalents and other stock-based awards to employees of, including any officer or officer-director, or consultants to the Company and its subsidiaries.
      All terms and conditions of any grants under the Incentive Plan are at the discretion of the Compensation Committee of the Company's Board of Directors. As of December 31, 1996, no grants have been made under the Incentive Plan.

      The Company has also established the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan") under which, subject to adjustment, non-qualified options for 50,000 shares of the Company's common stock may be granted to non-employee directors (maximum of 5,000 shares to one individual) of the Company. Options are granted at or above the market price of the Company's common stock on the date of grant. Options become exercisable one year from the date of grant and expire seven years from the date of grant. No charges to operations are recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to shareholders' equity. As of December 31, 1996, stock options totaling 4,500 shares of the Company's common stock had been granted under the Directors Plan at an exercise price of $21.63. No options were exercised or canceled during 1996.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(12) Stock Options and Awards, Continued

    Information regarding the Directors Plan for 1996 follows:


                                     Options Outstanding           Options Exercisable
                              ---------------------------------- ----------------------
                                                     Weighted
                                       Weighted       Average      Number     Weighted
                                        Average      Remaining   Exercisable  Average
                                       Exercise     Contractual  At December  Exercise
                               Shares    Price          Life      31, 1996     Price
                               ------  --------     -----------  -----------  --------

Options outstanding,
  beginning of year                -    $   -           -            -        $  -
Options granted                 4,500    21.63          -            -           -
                              -------   ------
Options outstanding,
  end of year                   4,500   $21.63        7 years        -        $  -
                              =======   ======                    ======       =====
Range of exercise prices
  for options outstanding,
  end of year                 $ 21.63
                              =======
Options available for
  grant, end of year           45,500
                              =======
Weighted average fair value
  of options granted during
  the year                    $ 10.35
                              =======



    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This standard prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the proforma effects of such application in the footnotes to its financial statements.

    The Company has elected the disclosure-only provisions of SFAS No. 123. Accordingly, had compensation cost for the Directors Plan been based on the fair value of options at grant date, the Company's 1996 net income (in thousands) and net income per common share would have been reduced to the proforma amounts below:


Net income:
    As reported                    $9,585
    Proforma                        9,548

Net income per common share:
    As reported                     $2.75
    Proforma                         2.74

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(12) Stock Options and Awards, Continued

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 30.4%; risk free interest rate of 6.75%; and expected lives of 7 years. The proforma effect on net income for 1996 is not representative of the proforma effect on net income for future years because additional stock option awards could be made in future years.

(13) Statutory Insurance Accounting Practices

     PICOM and PICOM-Illinois are required to file financial statements prepared in accordance with statutory insurance accounting practices (SAP) prescribed or permitted by Michigan and Illinois with their respective domiciliary states. The only material statutory accounting method utilized by PICOM that is permitted rather than prescribed is PICOM's discounting of its loss and loss adjustment expense reserves through December 31, 1994 and discounting of loss reserves only thereafter. The impact of such permitted practice is to increase the statutory policyholders' surplus of PICOM by $10,658,000 and $9,393,000 at December 31, 1996 and 1995, respectively.
     PICOM-Illinois does not utilize any permitted accounting practices.

     Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 1996 and 1995, and statutory net income for the years ended December 31, 1996, 1995 and 1994, of PICOM and PICOM-Illinois, as applicable (as filed with their respective insurance regulatory authorities), to the amounts shown in the accompanying consolidated financial statements follows:


                                                                December 31,
                                                                -------------
                                                                1996     1995
                                                                ----     ----
                                                                (In thousands)
Statutory capital and surplus                                 $ 80,572   67,006
Net unrealized appreciation on securities available for sale       293    2,832
Deferred policy acquisition costs capitalized for GAAP             998    1,092
Deferred federal income taxes recorded for GAAP                 17,301   18,264
Assets non-admitted for SAP                                        813      640
Loss and loss adjustment expense reserve discount              (10,658)  (9,393)
Liabilities for GAAP in excess of SAP                           (2,700)  (2,700)
Liabilities required for SAP in excess of those required
  for GAAP                                                         524      572
Intercompany dividends eliminated for GAAP                       2,000        -
Net loss attributable to Professionals Group                    (1,287)       -
Other                                                              102       98
                                                              --------   ------
Total shareholders' equity per accompanying consolidated
  balance sheets                                              $ 87,958   78,411
                                                              ========   ======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(13) Statutory Insurance Accounting Practices, Continued


                                                       Years Ended December 31,
                                                       ------------------------
                                                        1996     1995     1994
                                                        ----     ----     ----
                                                            (In thousands)
Statutory net income                                  $14,238   22,201    6,537
Deferred federal income tax expense recorded for
  GAAP                                                 (1,834)  (9,435)  (2,306)
Change in loss and loss adjustment expense reserve
  discount                                             (1,265)   1,925        -
Change in liabilities for GAAP in excess of SAP             -    1,000        -
Cumulative effect of change in accounting method            -   (8,125)       -
Other                                                    (245)     371      926
                                                      -------   ------   ------
Combined net income of insurance companies based on
  GAAP                                                 10,894    7,937    5,157
Net income (loss) attributable to non-insurance
  subsidiaries                                            (22)       4       (3)
Net loss attributable to Professionals Group           (1,287)       -        -
                                                      -------   ------   ------
Net income per accompanying consolidated statements
  of income                                           $ 9,585    7,941    5,154
                                                      =======   ======   ======

      Certain regulations that affect PICOM, PICOM-Illinois and the insurance industry are promulgated by the National Association of Insurance Commissioners (NAIC), which is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based capital (RBC) requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, each insurer must maintain its total capital and surplus above a calculated minimum threshold or take corrective measures to achieve that threshold. PICOM and PICOM-Illinois have calculated their RBC levels based on these requirements and have determined that they passed the RBC test and have capital and surplus in excess of the minimum threshold.

(14)  Concentrations and Credit Risk

      The Company writes approximately 80% of its premiums through approximately 55 independent agents and approximately 20% of its premiums directly. In 1996, 1995 and 1994, respectively, one agent individually produced approximately 10% of the Company's direct premiums written. In 1996, 1995 and 1994, nine agents, in aggregate, produced approximately 55%, 54%, and 68%, respectively, of the Company's direct premiums written.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(14) Concentrations and Credit Risk, Continued

     All premiums are directly billed to policyholders and premiums due are secured by the related unearned premiums. When insureds fail to pay their premiums, coverage is canceled. The Company generally requires policyholders to remit a minimum of 40% of the premium at policy origination date. Subsequent scheduled payments are monitored to prevent the Company from providing coverage beyond the date for which payment has been received. In the opinion of management, the amounts carried on the accompanying consolidated balance sheets are collectible.

(15) Commitments

     Effective January 1, 1995, PICOM purchased the right to solicit and write medical professional liability insurance in Illinois that was formerly written by another Illinois insurance company. The purchase price, which is a percentage of annualized gross premiums written through 1999, will be a minimum of $3,452,954, plus $134,000 attributable to a non-compete covenant. The aggregate minimum purchase price of $3,586,954, net of accumulated amortization approximating $717,400 and $358,700, was recorded as an intangible asset at December 31, 1996 and 1995, respectively. To the extent the ultimate purchase price exceeds the minimum, such excess will be capitalized. During 1996, it was determined that the actual purchase price is expected to exceed the minimum. As a result, an additional $400,000 was capitalized in 1996.

     As of December 31, 1996, the Company has entered into $5.5 million of commitments to build a new home office facility and to purchase new furniture and equipment. No other material commitments for capital expenditures exist.

(16) Quarterly Financial Data (Unaudited)

     The unaudited operating results by quarter for 1996 and 1995, are summarized below:


                      Total        Income                Net
                     Revenues      Before             Income Per
                     and Other     Income      Net      Common
                      Income       Taxes      Income    Share
                     ---------     ------     ------  ----------
                       (In thousands, except per-share data)
1996:
  First Quarter       $18,275       3,166      2,328     .68
  Second Quarter       17,649       2,761      2,158     .62
  Third Quarter        17,925       3,251      2,396     .68
  Fourth Quarter       18,393       2,845      2,703     .77
                      -------      ------      -----     ===
              Year    $72,242      12,023      9,585
                      =======      ======      =====

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(16) Quarterly Financial Data (Unaudited), Continued

                                  Income Before    Pretax
                       Total    Income Taxes and  Effect of                 Net
                    Revenues   Cumulative Effect  Change in              Income Per
                    and Other    of Change in     Accounting    Net       Common
                     Income    Accounting Method    Method     Income     Share
                    --------   -----------------  ----------   ------   ----------
                              (In thousands, except per-share data)
1995:
  First quarter     $ 17,019        1,255          (12,310)     (7,295)    (2.05)
  Second quarter      17,294        3,593                -       2,371       .67
  Third quarter       18,110        3,861                -       2,548       .77
  Fourth quarter      18,149       15,633                -      10,317      3.12
                    --------       ------          -------      ------     =====
               Year $ 70,572       24,342          (12,310)      7,941
                    ========       ======          =======      ======

     Net income per common share amounts for the first three quarters of 1996 and all four quarters of 1995 have been restated from those originally reported to reflect the 10% stock dividend declared in 1996 (see note 11).

     The sum of quarterly net income per share data for 1995 does not equal the annual amount due to changes in the weighted average number of common shares outstanding during the respective periods.

(17) Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosures of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In situations where quoted market prices are not available, fair values are to be based on estimates using present value or other valuation techniques. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     Under SFAS No. 107, the Company's investment securities, cash, short-term investments, drafts outstanding and balance due on purchased book of business constitute financial instruments. The carrying amounts of all financial instruments--other than investment securities, which are presented in note 4--approximated their fair values at December 31, 1996 and 1995.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                 AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued



(18) Subsequent Events

     In February 1997, the Company entered into an agreement with Michigan Educational Employees Mutual Insurance Company (MEEMIC), a Michigan-domiciled mutual insurance company, which contemplates a series of simultaneous transactions that include the purchase of a $21 million surplus certificate from MEEMIC, a quota share reinsurance agreement whereby PICOM will reinsure a portion of MEEMIC's net retained lines, a management services agreement between the Company and MEEMIC and the election of Professionals Group's nominees to MEEMIC's Board of Directors. These transactions, subject to regulatory approval by the Michigan Commissioner of Insurance, are projected to close by June 30, 1997.

     Professionals Group has obtained a commitment for a seven year, $22.5 million unsecured term loan from a bank, bearing interest at LIBOR plus 75 basis points and payable monthly. With the proceeds received from this loan, Professionals Group's Board of Directors has authorized a $20 million capital contribution to PICOM, which will purchase the surplus certificate from MEEMIC.

     After consummation of the aforedescribed transactions with MEEMIC, the Company has agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. (MEIA). MEIA is an insurance agency that has the exclusive right to distribute MEEMIC's insurance products. Upon its purchase, MEIA's marketing and sales functions would be consolidated with MEEMIC's. To fund this purchase, MEEMIC will utilize the proceeds of the surplus certificate, plus a $20 million promissory note to be issued by a MEEMIC subsidiary which will be guaranteed by the Company. Additionally, Professionals Group will issue warrants for 275,000 shares of its common stock to MEIA shareholders.

     At a future date, the Company and MEEMIC expect to pursue demutualization of MEEMIC. Such demutualization would be subject to regulatory approval by the Michigan Commissioner of Insurance and approval of MEEMIC's policyholders. No specific timetable has been set for this proposed demutalization.

                          Independent Auditors' Report


The Board of Directors and Shareholders
Professionals Insurance Company Management Group:

We have audited the accompanying consolidated balance sheets of Professionals Insurance Company Management Group (formerly PICOM Insurance Company) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the period ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professionals Insurance Company Management Group and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 3 and 9 to the consolidated financial statements, the Company changed its method of accounting for loss and loss adjustment expense reserves to eliminate discounting of such reserves in 1995.



KPMG Peat Marwick LLP


East Lansing, Michigan
February 26, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Professionals Insurance Company Management Group and Subsidiary


We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Professionals Insurance Company Management Group and Subsidiary (formerly, PICOM Insurance Company and Subsidiaries) for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of its operations and its cash flows of Professionals Insurance Company Management Group and Subsidiary as of December 31, 1994 and for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



                                                Coopers & Lybrand L.L.P.


Columbus, Ohio
February 17, 1995

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

CONDENSED BALANCE SHEET


December 31, 1996
(In thousands)

Assets

Investment in subsidiary                                  $87,271
Short-term investments, at cost, which
   approximates fair value                                  2,030
Cash                                                         -
                                                          -------
   Total assets                                           $89,300
                                                          =======

Liabilities and Shareholders' Equity

Liabilities - accrued expenses and other liabilities       $1,343
                                                          -------
Shareholders' Equity

Preferred stock, no par value; 5,000,000 shares
   authorized; no shares issued and outstanding              -
Common stock, no par value; 25,000,000 shares
   authorized; 3,505,750 shares issued and
   outstanding                                              3,506
Additional paid-in capital                                 14,569
Retained earnings                                          69,645
Net unrealized appreciation on investments,
   net of deferred taxes                                      238
                                                          -------
   Total shareholders' equity                              87,958
                                                          -------
   Total liabilities and shareholders' equity             $89,300
                                                          =======

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Insurance Company Management Group and subsidiary.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

CONDENSED STATEMENT OF INCOME

Period Ended December 31, 1996
(In thousands)

Revenues

Dividend income from subsidiary                                $3,530
Investment income                                                  30
                                                               ------
   Total revenues                                               3,560
                                                               ------
Expenses

Operating and administrative                                    1,317
Interest expense                                                   30
                                                               ------
   Total expenses                                               1,347
                                                               ------
   Income before federal income taxes and
     equity in undistributed income of subsidiary               2,213

Federal income taxes                                                0
                                                               ------
   Income before equity in undistributed income
     of subsidiary                                              2,213

Equity in undistributed income of subsidiary                    4,823
                                                               ------
   Net income                                                  $7,036
                                                               ======

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Insurance Company Management Group and subsidiary.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

Period Ended December 31, 1996
(In thousands)

Cash flows from operating activities

   Net income                                                      $7,036
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed income of subsidiary                  (4,823)
     Increase in accrued expenses and other
       liabilities                                                  1,343
                                                                   ------
       Net cash provided by operating activities                    3,556
                                                                   ------
Cash flows from investing activities

   Proceeds from sale or maturity of short-term
     investments                                                    6,048
   Purchases of short-term investments                             (8,078)
   Capital contribution to consolidated
     subsidiary                                                    (1,500)
                                                                   ------
       Net cash used in investing activities                       (3,530)
                                                                   ------
Cash flows from financing activities

   Cash paid in lieu of fractional shares                             (26)
   Proceeds from issuance of note payable                           1,500
   Payments on note payable                                        (1,500)
                                                                   ------
     Net cash used in financing activities                            (26)
                                                                   ------
Net change in cash                                                   -

Cash, beginning of year                                              -
                                                                   ------
Cash, end of year                                                  $ -
                                                                   ======

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Insurance Company Management Group and subsidiary.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Period Ended December 31, 1996


(1)   Description of Business

      Professionals Insurance Company Management Group (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996. Accordingly, condensed financial information for Professionals Group is only being presented from the period January 31, 1996 (date of inception) through December 31, 1996. Professionals Group owns all of the issued and outstanding common stock of PICOM Insurance Company, a stock insurance company incorporated under Michigan law.


(2)   Federal Income Taxes

      Under terms of Professionals Group's tax sharing agreement with its direct and indirect subsidiaries, income tax provisions for the individual companies are computed on a separate company basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     At a meeting of the Board of Directors of PICOM Insurance Company held on September 21, 1995 and after recommendation by the Audit Committee of the Board of Directors of PICOM, the accounting firm of KPMG Peat Marwick LLP was engaged by PICOM to perform future independent audits of PICOM commencing with calendar year 1995. KPMG Peat Marwick LLP thereby replaced Coopers & Lybrand LLP as PICOM's independent auditors. The change in accountants resulted from PICOM's putting its audit work out to bid and did not reflect any dissatisfaction or disagreement with Coopers & Lybrand LLP. Coopers & Lybrand LLP participated in the bidding process. In a letter dated October 3, 1995, Coopers Lybrand LLP confirmed that the change in certifying accountants did not result from disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. During their two most recent fiscal years neither Professionals Group nor PICOM engaged any independent accountants other than KPMG Peat Marwick LLP and Coopers & Lybrand LLP to audit the financial statements of Professionals Group, PICOM or any significant subsidiary of Professionals Group or PICOM.

                                    PART III

Item 10.  Directors and Executive Officers

     The information called for by this item with respect to the directors of Professionals Group is reported under the caption "Proposal I-- Election of Directors" of the Professionals Insurance Company Management Group Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated April 16, 1997, which pages and information are herein incorporated by reference.

     Information regarding the executive officers of Professionals Group is reported in Part I on this Annual Report on Form 10-K pursuant to General Instruction G to Form 10-K.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

     The information called for by this item is reported under the captions "Management Remuneration" and "Employment Severance Compensation Plans" of the Professionals Insurance Company Management Group Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated April 16, 1997, which pages and information are herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is reported under the caption "Voting Securities and Principal Holders" of the Professionals Insurance Company Management Group Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated April 16, 1997, which pages and information are herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is reported under the captions "Compensation Committee Interlocks and Inside Participation" and "Directors Compensation and Benefits" of the Professionals Insurance Company Management Group Notice of 1997 Annual Meeting of Shareholders and Proxy Statement dated April 16, 1997, which pages and information are herein incorporated by reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits:


    Item 601
 Regulation S-K
Exhibit Reference
     Number        Exhibit Description
-----------------  -------------------
  (3)(a)/(4)(a)    First Amended and Restated Articles of Incorporation of
                   Professionals Insurance Company Management Group and all
                   amendments thereto (incorporated by reference to Exhibit
                   (3)(a)/(4)(a) of the initial filing of the registrant's
                   Registration Statement on Form S-4 as filed with the
                   Securities and Exchange Commission on April 3, 1996
                   (registration no. 333-3138)).

  (3)(b)/(4)(b)    By-laws of Professionals Insurance Company Management Group
                   (incorporated by reference to Exhibit (3)(b)/(4)(b) of the initial filing of the registrant's Registration Statement on
                   Form S-4 as filed with the Securities and Exchange
                   Commission on April 3, 1996 (registration no. 333-3138)).

     (4)(c)        Specimen certificate for Professionals Insurance Company
                   Management Group's common stock (incorporated by reference to Exhibit 4(c) of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 as filed with the Securities and Exchange Commission on November 12, 1996
                   (file no. 0-21223)).

    Item 601
  Regulation S-K
Exhibit Reference
     Number        Exhibit Description
-----------------  -------------------
     (4)(d)        Specimen stock option issued under the Professionals
                   Insurance Company Management Group 1996 Non-Employee
                   Directors Stock Option Plan (incorporated by reference to
                   Exhibit 4(d) of the Quarterly Report on Form 10-Q for the
                   quarterly period ended September 30, 1996 filed with the
                   Securities and Exchange Commission on November 12, 1996
                   (file no. 0-21223)).

     (10)(a)       Professionals Insurance Company Management Group 1996 Long
                   Term Incentive Plan (incorporated by reference to Exhibit
                   10(c) of Amendment No. 1 to the registrant's Registration
                   Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no.
                   333-3138)).

     (10)(b)       Professionals Insurance Company Management Group 1996
                   Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10(d) of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996
                   (registration no. 333-3138)).

     (10)(c)       Professionals Insurance Company Management Group Stock
                   Purchase Plan (incorporated by reference to Exhibit 10(e) of the initial filing of the registrant's Registration
                   Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3, 1996 (registration no.
                   333-3138)).

     (10)(d)       PICOM Insurance Company Employees' Savings and Retirement
                   Plan.*

     (10)(e)       PICOM Insurance Company Pension Plan.*

    Item 601
  Regulation S-K
Exhibit Reference
      Number       Exhibit Description
-----------------  -------------------

      (11) No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

      (16) Letter of Coopers & Lybrand, L.L.P., independent certified public accountants, regarding change in accountants
                   (incorporated by reference to Exhibit 16 of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no. 333-3138)).

      (21)         List of subsidiaries of registrant.*

      (24)         Powers of attorney.*

      (27)         Financial Data Schedule of registrant.*

-----------------
* Filed herewith.

Management contracts and compensatory plans or arrangements:

     The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

      Exhibit (10)(a) Professionals Insurance Company Management Group 1996 Long-Term Incentive Plan.

      Exhibit (10)(b) Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan.

      Exhibit (10)(c) Professionals Insurance Company Management Group Stock Purchase Plan.

      Exhibit (10)(d) PICOM Insurance Company Employees' Savings and Retirement Plan.

      Exhibit (10)(e) PICOM Insurance Company Pension Plan.

      Index to Financial Statements and Financial Statement Schedules:


                                                                          10-K
                                                                         Report
                                                                         page(s)
                                                                         -------
Financial Statements:

Consolidated balance sheets as of December 31, 1996 and 1995............. 41

Consolidated statements of income for each of the years ended December
31, 1996, 1995 and 1994.................................................. 42

Consolidated statements of shareholders' equity for each of the years ended December 31, 1996, 1995 and 1994................................... 43

Consolidated statements of cash flows for each of the years ended
December 31, 1996, 1995 and 1994......................................... 44

Notes to consolidated financial statements............................... 45

Reports of independent auditors.......................................... 67

Financial Statement Schedules:

 II. Condensed financial information of registrant....................... 69

-----------------
All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Professionals Insurance Company
                                          Management Group



     Date:  March 26, 1997               By: /s/ Victor T. Adamo
                                            ----------------------------
                                             Victor T. Adamo
                                             President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title               Date
     ---------                      -----               ----

                        President and Chief
/s/ Victor T. Adamo     Executive Officer
----------------------  (Principal Executive      March 26, 1997
Victor T. Adamo         Officer)

/s/ R. Kevin Clinton    Vice President,
----------------------  Treasurer and Chief       March 26, 1997
R. Kevin Clinton        Financial Officer
                        (Principal Financial
                        Officer)
  Jerry D. Campbell*
----------------------  Director                  March 26, 1997
Jerry D. Campbell

  John F. Dodge, Jr.*
----------------------  Director                  March 26, 1997
John F. Dodge, Jr.

  H. Harvey Gass*
----------------------  Director                  March 26, 1997
H. Harvey Gass

  W. Peter McCabe*
----------------------  Director                  March 26, 1997
W. Peter McCabe

  John F. McCaffrey*
----------------------  Director                  March 26, 1997
John F. McCaffrey

  Isaac J. Powell*
----------------------  Director                  March 26, 1997
Isaac J. Powell

  Ann F. Putallaz*
----------------------  Director                  March 26, 1997
Ann F. Putallaz

  Donald S. Young*
----------------------  Director                  March 26, 1997
Donald S. Young

  William H. Woodhams*
----------------------  Director                  March 26, 1997
William H. Woodhams


*By: /s/ Victor T. Adamo
     -------------------
     Victor T. Adamo, as attorney-in-fact for the persons indicated

                                Exhibit Index
                                -------------

Exhibit No.        Description
-----------        -----------
  (3)(a)/(4)(a)    First Amended and Restated Articles of Incorporation of
                   Professionals Insurance Company Management Group and all
                   amendments thereto (incorporated by reference to Exhibit
                   (3)(a)/(4)(a) of the initial filing of the registrant's
                   Registration Statement on Form S-4 as filed with the
                   Securities and Exchange Commission on April 3, 1996
                   (registration no. 333-3138)).

  (3)(b)/(4)(b)    By-laws of Professionals Insurance Company Management Group
                   (incorporated by reference to Exhibit (3)(b)/(4)(b) of the initial filing of the registrant's Registration Statement on
                   Form S-4 as filed with the Securities and Exchange
                   Commission on April 3, 1996 (registration no. 333-3138)).

     (4)(c)        Specimen certificate for Professionals Insurance Company
                   Management Group's common stock (incorporated by reference to Exhibit 4(c) of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 as filed with the Securities and Exchange Commission on November 12, 1996
                   (file no. 0-21223)).

     (4)(d)        Specimen stock option issued under the Professionals
                   Insurance Company Management Group 1996 Non-Employee
                   Directors Stock Option Plan (incorporated by reference to
                   Exhibit 4(d) of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 filed with the Securities and Exchange Commission on November 12, 1996
                   (file no. 0-21223)).

     (10)(a)       Professionals Insurance Company Management Group 1996 Long
                   Term Incentive Plan (incorporated by reference to Exhibit
                   10(c) of Amendment No. 1 to the registrant's Registration
                   Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no.
                   333-3138)).

     (10)(b)       Professionals Insurance Company Management Group 1996
                   Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10(d) of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996
                   (registration no. 333-3138)).

     (10)(c)       Professionals Insurance Company Management Group Stock
                   Purchase Plan (incorporated by reference to Exhibit 10(e) of the initial filing of the registrant's Registration
                   Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3, 1996 (registration no.
                   333-3138)).

     (10)(d)       PICOM Insurance Company Employees' Savings and Retirement
                   Plan.*

     (10)(e)       PICOM Insurance Company Pension Plan.*

     (11) No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

     (16) Letter of Coopers & Lybrand, L.L.P., independent certified public accountants, regarding change in accountants
                   (incorporated by reference to Exhibit 16 of Amendment No. 1 to the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on June 11, 1996 (registration no. 333-3138)).

     (21)          List of subsidiaries of registrant.*

     (24)          Powers of attorney.*

     (27)          Financial Data Schedule of registrant.*

-----------------
* Filed herewith.