Form 10-Q
period 1997-03-31
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1997-05-12
CIK 1011736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


The number of shares of the registrant's common stock, no par value per share, outstanding as of May 12, 1997 was 3,505,750.

                               TABLE OF CONTENTS


                                                                                                      PAGE NO.
PART I.        FINANCIAL INFORMATION

               Item 1.  Financial Statements

                            Condensed Consolidated Balance Sheets at March 31, 1997 (Unaudited)
                            and December 31, 1996                                                          3

                            Condensed Consolidated Statements of Income for the Three Months
                            Ended March 31, 1997 and 1996 (Unaudited)                                      4

                            Condensed Consolidated Statements of Cash Flows for the Three Months
                            Ended March 31, 1997 and 1996 (Unaudited)                                      5

                            Notes to Condensed Consolidated Financial Statements (Unaudited)             6-7

               Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        8-12

PART II.       OTHER INFORMATION

               Item 5.  Other Information                                                               12-13

               Item 6.  Exhibits and Reports on Form 8-K                                                   13

               Signatures                                                                                  14

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                                      March 31,             December 31,
                            Assets                                                      1997                   1996
                            ------                                                    --------              ------------
Investments:                                                                          (Unaudited)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $281,792,000 and $285,976,000)                              $278,205,000           $286,274,000
   Equity securities available for sale, at fair value
      (cost:  $2,632,000 and $2,630,000)                                               2,703,000              2,692,000
   Short-term investments, at cost                                                    13,529,000             10,711,000
   Real estate, at cost, net of accumulated depreciation                                 450,000                455,000
                                                                                     -----------           ------------
               Total investments                                                     294,887,000            300,132,000
Cash                                                                                   2,059,000              2,023,000
Premiums due from policyholders                                                       10,835,000              7,268,000
Amounts due from reinsurers                                                           16,679,000             17,550,000
Accrued investment income                                                              3,996,000              3,885,000
Deferred federal income taxes                                                         18,063,000             17,301,000
Property and equipment, at cost, net of
   accumulated depreciation                                                            2,407,000              2,459,000
Deferred policy acquisition costs                                                        998,000                998,000
Other assets                                                                          10,065,000              5,766,000
                                                                                    ------------           ------------
               Total assets                                                         $359,989,000           $357,382,000
                                                                                    ============           ============

             Liabilities and Shareholders' Equity
             ------------------------------------
Liabilities:
   Loss and loss adjustment expense reserves                                        $222,363,000           $219,919,000
   Reserve for extended reporting period claims                                       14,895,000             14,795,000
   Unearned premiums                                                                  25,424,000             21,945,000
   Accrued expenses and other liabilities                                              9,254,000             12,765,000
                                                                                    ------------           ------------
               Total liabilities                                                     271,936,000            269,424,000
                                                                                    ------------           ------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                    -                    -
   Common stock, no par value; 25,000,000 shares authorized;
      3,505,750 shares issued and outstanding in 1997 and 1996                         3,506,000             3,506,000
   Additional paid-in capital                                                         14,569,000            14,569,000
   Retained earnings                                                                  72,266,000            69,645,000
   Net unrealized appreciation (depreciation) on investments,
      net of deferred federal income taxes                                            (2,288,000)              238,000
                                                                                  --------------        --------------
               Total shareholders' equity                                             88,053,000            87,958,000
                                                                                  --------------        --------------
               Total liabilities and shareholders' equity                           $359,989,000          $357,382,000
                                                                                  ==============        ==============


See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                          --------------------------------
                                                                             1997                1996
                                                                          -------------       ------------
Revenues and other income:
   Net premiums written                                                     $14,376,000        $16,448,000
   Increase in unearned premiums, net of prepaid reinsurance premiums        (1,985,000)        (2,111,000)
                                                                          -------------       ------------
   Premiums earned, net                                                      12,391,000         14,337,000
   Net investment income                                                      4,172,000          3,869,000
   Net realized investment losses                                               (36,000)           (14,000)
   Other                                                                         54,000             83,000
                                                                          -------------       ------------
      Total revenues and other income                                        16,581,000         18,275,000
                                                                          -------------       ------------

Expenses:
   Losses and loss adjustment expenses, net                                  10,384,000         12,416,000
   Increase in reserve for extended reporting period claims                     100,000            100,000
   Policy acquisition and other underwriting expenses                         2,635,000          2,593,000
                                                                          -------------       ------------
      Total expenses                                                         13,119,000         15,109,000
                                                                          -------------       ------------

      Income from operations before federal income taxes                      3,462,000         3,166,000

Federal income taxes                                                           (841,000)         (839,000)
                                                                          -------------       ------------
      Net income                                                             $2,621,000        $2,327,000
                                                                          =============       ============

Net income per common share                                                       $0.75             $0.68
                                                                          =============       ============

Weighted average shares outstanding                                           3,506,380         3,443,629
                                                                          =============       ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                1997             1996
                                                                              --------         --------

Net cash provided by (used in) operating activities                           ($987,000)      $1,813,000
                                                                              ---------       ----------
Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                  81,775,000       96,471,000
   Purchases of short-term investments                                      (84,490,000)     (90,668,000)
   Proceeds from maturity of securities available for sale                      370,000        1,000,000
   Proceeds from sale of securities available for sale                       19,385,000       53,952,000
   Purchases of securities available for sale                               (15,927,000)     (58,372,000)
   Payable for securities                                                        -            (3,205,000)
   Purchases of property and equipment                                          (90,000)         (53,000)
   Payment on liability for purchased book of business                           -              (894,000)
                                                                            -----------      -----------
      Net cash provided by (used in) investing activities                     1,023,000       (1,769,000)
                                                                            -----------      -----------

Net increase in cash                                                             36,000           44,000

Cash, beginning of period                                                     2,023,000        1,279,000
                                                                              ---------        ---------

Cash, end of period                                                          $2,059,000       $1,323,000
                                                                             ==========       ==========

Supplemental disclosure of non-cash investing
   and financing activities:
   Issuance of treasury shares as stock bonus                                    $-             $697,000
                                                                             ==========       ==========

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) Basis of Presentation

      Professionals Insurance Company Management Group ("Professionals Group," and with its direct and indirect subsidiaries, the "Company") is a business corporation incorporated under the laws of the State of Michigan on January 31, 1996 that functions as an insurance holding company. Professionals Group has four direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries. The direct wholly-owned subsidiaries are PICOM Insurance Company ("PICOM"), PICOM Insurance Agency, Inc. ("PIA"), PICOM Financial Services Corporation ("PFSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of PICOM, are PICOM Claims Services Corporation ("PCSC") and PICOM Insurance Company of Illinois ("PICOM-Illinois").

      PICOM is a stock, property and casualty insurer incorporated under the laws of the State of Michigan in 1980. PICOM offers professional liability insurance to providers of health care services in Michigan, Indiana and Ohio and provides malpractice coverage to lawyers and law firms in Michigan. PIA is an inactive Michigan insurance agency incorporated under the laws of the State of Michigan on March 31, 1981. PFSC is an inactive business corporation incorporated under the laws of the State of Michigan on May 29, 1986. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis and was incorporated under the laws of the State of Michigan on December 10, 1985. PICOM-Illinois is a stock, property and casualty insurer incorporated under the laws of the State of Illinois on December 5, 1994. PICOM-Illinois provides medical malpractice insurance to physicians and clinics in Illinois.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.
      Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(2)  Net Income Per Share

      Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period after giving effect to stock dividends and treasury shares, calculated on a daily basis.

(3)  Subsequent Events

      In April 1997, the Company signed an agreement with Michigan Educational Employees Mutual Insurance Company, a Michigan-domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan. Concurrent with this transaction, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured term loan from a bank. See Item 5 - Other Information herein for further discussion of these transactions.

(4) New Accounting Pronouncements

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This standard replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Because early adoption of SFAS No. 128 is not permitted, there is no impact on the Company's earnings per share amounts for the interim periods presented herein. However, upon adoption in the fourth quarter of 1997, all prior interim and annual period earnings per share data presented will be restated to conform with the provisions of SFAS No. 128. The Company does not expect the impact of the adoption of SFAS No. 128 to be material to previously reported earnings per share amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report to Shareholders for the year ended December 31, 1996.


Financial Condition -- March 31, 1997 Compared to December 31, 1996:

     Total assets increased to $360.0 million at March 31, 1997, as compared to $357.4 million at December 31, 1996, primarily due to increases in premiums due from policyholders and prepaid reinsurance premiums (included in other assets in the accompanying condensed consolidated balance sheets). The increases in premiums due from policyholders and prepaid reinsurance premiums were a result of the timing of renewals for a significant portion of the Company's Illinois book of business, which typically occurs during the first quarter. These increases were offset by a decrease in invested assets which is further explained below.

     Invested assets were $294.9 million, or approximately 82% of the Company's total assets at March 31, 1997. This compares to invested assets of $300.1 million, or approximately 84% of the Company's total assets at December 31, 1996. The Company's investment portfolio continues to be dominated by fixed maturity securities at March 31, 1997, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At March 31, 1997, the fixed maturity portfolio had a fair value that was $3.6 million less than the $281.8 million amortized cost of such portfolio. At December 31, 1996, the fixed maturity portfolio had a fair value that was $298,000 higher than the $286.0 million amortized cost of such portfolio. The decrease in fair value as compared to amortized cost resulted from rising interest rates during the first quarter of 1997 and is the primary reason for the decrease in total invested assets.

     Loss and loss adjustment expense reserves represented approximately 82% of the Company's consolidated liabilities at both March 31, 1997 and December 31, 1996. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing the Company's reserves are reviewed and updated regularly as new data becomes available. Any adjustments necessary are generally reflected in current operations. The loss and loss adjustment expense reserves are determined by the Company's actuary, who is an officer of the Company and a Fellow of the Casualty Actuarial Society. Management of the Company believes that the loss and loss adjustment expense reserves are adequate and are at or above the actuarial best estimate. The loss and loss adjustment expense reserves have been established on an undiscounted basis.

     Loss and loss adjustment expense reserves increased 1.1% to $222.4 million at March 31, 1997, from $219.9 million at December 31, 1996. This increase was primarily attributable to an increase in outstanding claims at March 31, 1997 as compared to December 31, 1996.

     The unearned premium reserve increased to $25.4 million at March 31, 1997, from $21.9 million at December 31, 1996. The increase was due to the timing of renewals for a significant portion of the Company's Illinois book of business, which typically occurs during the first quarter.

     Shareholders' equity was $88.1 million at March 31, 1997 versus $88.0 million at December 31, 1996. Net income of $2.6 million during the three month period ended March 31, 1997 was offset by $2.5 million of net unrealized depreciation on investments, net of deferred federal income taxes, which resulted primarily from rising interest rates in the bond market. The Company expects to use retained earnings to increase its capital base and finance future growth and will defer consideration of cash dividends for the foreseeable future.


Results of Operations -- Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996:

     For purposes of the following discussion, the Company's liability coverages (and the related Service Marks) are defined as follows:

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

     Net premiums written were $14.4 million for the three months ended March 31, 1997, a decrease of 12.6%, as compared to net premiums written of $16.4 million for the three months ended March 31, 1996. The decrease in net premiums written resulted from a $295,000 decrease in CorpCare(sm) premiums, a $97,000 decrease in HealthServices(sm) and HealthPro(sm) premiums and a $347,000 increase in LawyerCare(sm) and other premiums. Additionally, DoctorCare(sm) premiums decreased by $2.0 million due primarily to the continued consolidation of individual practices into group practices and price-based competition in the Michigan and Illinois insurance markets. Of the net premiums written in 1997, approximately 90.4% was generated by DoctorCare(sm) and CorpCare(sm) coverages, 4.7% was generated by HealthServices(sm) and HealthPro(sm) coverages, 1.2% was generated by LawyerCare(sm) coverage and 3.7% was generated by other types of coverage. Of the net premiums written in 1996, approximately 93.1% was generated by DoctorCare(sm) and CorpCare(sm) coverages, 4.7% was generated by HealthServices(sm) and HealthPro(sm) coverages, 0.7% was generated by LawyerCare(sm) coverage and 1.5% was generated by other types of coverage.

     During the three months ended March 31, 1997 and 1996, the Company continued to balance its need for upward rate adjustments with a goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. As a result, the Company offered discounts to its published premium rates to retain market share and experienced margin or price reductions as a result of competitive market conditions in those periods. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

     Net investment income, excluding realized capital gains and losses, totaled $4.2 million for the three months ended March 31, 1997 as compared to net investment income of $3.9 million for the three months ended March 31, 1996, an increase of 7.8%. The increase in net investment income was primarily the result of an increase in average invested assets because of continued positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 6.6% as of March 31, 1997 and 1996, respectively. Net realized investment losses were negligible during the three month periods ended March 31, 1997 and 1996.

     Incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) decreased to $10.5 million for the three months ended March 31, 1997 from $12.5 million for the three months ended March 31, 1996. As a percentage of premiums earned, the incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) was 84.6% for the three months ended March 31, 1997, down from 87.3% for the same period of 1996. The decrease in incurred losses and loss adjustment expenses was due primarily to favorable development of prior years' loss reserves and slightly lower claims frequency.

     Policy acquisition and underwriting expenses were comparable at $2.6 million for the three month periods ended March 31, 1997 and 1996. The slight increase was attributable to higher employee-related costs because the Company had approximately ten more employees during the first quarter of 1997 as compared to the same period of 1996, which was offset by a reduction in commissions paid by the Company on its Illinois book of business. As a percentage of premiums earned, the underwriting expense ratio was 21.3% for the three months ended March 31, 1997, up from an underwriting expense ratio of 18.1% for the same period of 1996. The increase was attributable to the items mentioned previously as well as the reduction in premiums written mentioned previously.

     The Company recorded $841,000 in federal income tax expense for the three months ended March 31, 1997, compared to $839,000 during the same period in 1996. The effective tax rate was 24.3% for the three months ended March 31, 1997 versus 26.5% for the three months ended March 31, 1996. The lower effective tax rate for the three months ended March 31, 1997 was due primarily to increased holdings in tax-exempt municipal bonds as compared to the same period in 1996.

     Net income for the three months ended March 31, 1997 was $2.6 million, or $0.75 per share on revenues of $16.6 million, as compared to net income of $2.3 million, or $0.68 per share on revenues of $18.3 million, for the three months ended March 31, 1996. The improvement in earnings is primarily attributable to improved net investment income and a lower incurred loss and loss adjustment expense ratio, as described previously.


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

     The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the three month periods ended March 31, 1997 or 1996; however, as of March 31, 1997, the Company has entered into $6.7 million of commitments to build a new home office facility in Okemos, Michigan and to purchase new furniture and equipment. It was originally estimated that the cost to construct and furnish the new home office facility would be $5.5 million. This amount was subsequently increased by $1.2 million to reflect more current construction cost estimates. As of March 31, 1997, no other material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund these commitments for capital expenditures.

     In April 1997, the Company signed an agreement with Michigan Educational Employees Mutual Insurance Company, a Michigan-domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan. Concurrent with this transaction, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured term loan from a bank. See Item 5 - Other Information herein for further discussion of these transactions.

Effects of New Accounting Pronouncements:

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This standard replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Because early adoption of SFAS No. 128 is not permitted, there is no impact on the Company's earnings per share amounts for the interim periods presented herein. However, upon adoption in the fourth quarter of 1997, all prior interim and annual period earnings per share data presented will be restated to conform with the provisions of SFAS No. 128. The Company does not expect the impact of the adoption of SFAS No. 128 to be material to previously reported earnings per share amounts.


PART II.  OTHER INFORMATION

Item 5. Other Information

     In April 1997, the Company completed an agreement with Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), a Michigan-domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan. Pursuant to the agreement and based on the approvals of the Michigan Commissioner of Insurance: (i)
PICOM purchased a twelve-year, $21.5 million surplus note from MEEMIC, bearing interest at 8.5% per annum (the "Surplus Note"); (ii) effective July 1, 1997, PICOM will reinsure approximately 40% of MEEMIC's net premiums (this is projected to increase PICOM's gross written premiums by approximately $35.0 million on an annualized basis); (iii) Professionals Group will provide MEEMIC with information systems services and certain consulting services pursuant to a ten-year management services agreement; and (iv) nominees of Professionals
Group have been elected to all positions on the Board of Directors of MEEMIC.

     Concurrent with the above transaction, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured bank term loan, bearing interest at LIBOR plus 75 basis points, and payable monthly (the "Credit Agreement"). Principal payments are due on April 30, as follows: 1998 - $2,500,000; 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002 -
$3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000.  Professionals Group used
$20.0 million of the proceeds received from this loan to make a capital contribution to PICOM, which in turn, purchased the Surplus Note from MEEMIC.

     The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in
lieu of fractional shares related to stock dividends declared).   Additional
covenants also require the Company to maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively.

     The Company has also agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"). MEIA is an insurance agency that has the exclusive right to distribute MEEMIC insurance products. Upon its purchase, MEIA's marketing and sales functions shall be consolidated with MEEMIC's. To fund this purchase, MEEMIC shall utilize the proceeds of the Surplus Note, plus a $20.0 million promissory note to be issued by a subsidiary of MEEMIC, which will be guaranteed by Professionals Group. Additionally, Professionals Group shall issue warrants for 275,000 shares of its common stock to MEIA shareholders. MEEMIC's acquisition of MEIA is subject to regulatory approval by the Michigan Commissioner of Insurance.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits.

    Item 601
 Regulation S-K
Exhibit Reference
     Number        Exhibit Description
-----------------  -------------------
      (10)(a)      Credit agreement dated April 4, 1997 for $22.5 million
                   between registrant and LaSalle National Bank.*
        (11)       No statement re: computation of per share earnings is
                   required to be filed because the computations can be clearly determined from the materials contained herein.
        (27)       Financial Data Schedule of registrant.*

* Filed herewith.

      (b)  Reports on Form 8-K.


     None.
                                      -13-

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROFESSIONALS INSURANCE COMPANY
                                     MANAGEMENT GROUP


DATE:  May 12, 1997                  /s/ R. Kevin Clinton
                                     ---------------------------
                                     R. Kevin Clinton
                                     Vice President, Treasurer,
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit Reference
    Number              Exhibit Description
-----------------       -------------------

     (10)(a) Credit agreement dated April 4, 1997 for $22.5 million between registrant and LaSalle National Bank.

     (27)               Financial Data Schedule of registrant.