Form 10-Q
period 1997-06-30
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1997-08-14
CIK 1011736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission file number 0-21223

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
             (Exact name of registrant as specified in its charter)

                Michigan                               38-3273911
        (State of Incorporation)          (I.R.S. Employer Identification No.)

       4295 Okemos Road, Box 2510                      48805-9510
            Okemos, Michigan                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (517) 349-6500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

The number of shares of the registrant's common stock, no par value per share, outstanding as of August 12, 1997 was 3,505,750.

                               TABLE OF CONTENTS


                                                                       PAGE NO.
PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                at June 30, 1997 (Unaudited) and
                December 31, 1996                                        3

                Condensed Consolidated Statements of
                Income for the Three Months and Six
                Months Ended June 30, 1997 and 1996 (Unaudited)          4

                Condensed Consolidated Statements of
                Cash Flows for the Six Months Ended
                June 30, 1997 and 1996 (Unaudited)                       5

                Notes to Condensed Consolidated
                Financial Statements (Unaudited)                        6-7

        Item 2. Management's Discussion and
                Analysis of Financial Condition and
                Results of Operations                                   8-15

PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders    15-16

        Item 6. Exhibits and Reports on Form 8-K                         16

        Signatures                                                       17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                                    June 30,             December 31,
                                                Assets                               1997                    1996
                                                                                  ------------           ------------
Investments:                                                                       (Unaudited)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $310,822,000 and $285,976,000)                            $311,151,000           $286,274,000
   Equity securities available for sale, at fair value
      (cost:  $2,646,000 and $2,630,000)                                             2,751,000              2,692,000
   Short-term investments, at cost                                                   9,752,000             10,711,000
   Real estate, at cost, net of accumulated depreciation                               445,000                455,000
                                                                                  ------------           ------------
               Total investments                                                   324,099,000            300,132,000
Cash                                                                                 3,405,000              2,023,000
Premiums due from policyholders                                                     10,542,000              7,268,000
Amounts due from reinsurers                                                         18,966,000             17,550,000
Accrued investment income                                                            4,100,000              3,885,000
Deferred federal income taxes                                                       16,242,000             17,301,000
Property and equipment, at cost, net of
  accumulated depreciation                                                           2,310,000              2,459,000
Deferred policy acquisition costs                                                    1,072,000                998,000
Other assets                                                                        10,500,000              5,766,000
                                                                                  ------------           ------------
               Total assets                                                       $391,236,000           $357,382,000
                                                                                  ============           ============

                                 Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                                      $226,728,000           $219,919,000
   Reserve for extended reporting period claims                                     14,995,000             14,795,000
   Unearned premiums                                                                21,768,000             21,945,000
   Long-term debt                                                                   22,500,000                 -
   Accrued expenses and other liabilities                                           11,936,000             12,765,000
                                                                                  ------------           ------------
               Total liabilities                                                   297,927,000            269,424,000
                                                                                  ------------           ------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                  -                      -
   Common stock, no par value; 25,000,000 shares authorized;
      3,505,750 shares issued and outstanding in 1997 and 1996                       3,506,000              3,506,000
   Additional paid-in capital                                                       14,569,000             14,569,000
   Retained earnings                                                                74,943,000             69,645,000
   Net unrealized appreciation on investments,
      net of deferred federal income taxes                                             291,000                238,000
                                                                                  ------------           ------------
               Total shareholders' equity                                           93,309,000             87,958,000
                                                                                  ------------           ------------
               Total liabilities and shareholders' equity                         $391,236,000           $357,382,000
                                                                                  ============           ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                        June 30,                              June 30,
                                                              -----------------------------         ----------------------------
                                                                 1997              1996                1997              1996
                                                              -----------       -----------         -----------       ----------
Revenues and other income:
   Net premiums written                                       $10,581,000       $11,944,000         $24,957,000       $28,392,000
   Decrease in unearned premiums, net of
      prepaid reinsurance premiums                              2,508,000         2,143,000             523,000            32,000
                                                              -----------       -----------         -----------       -----------
   Premiums earned, net                                        13,089,000        14,087,000          25,480,000        28,424,000
   Net investment income                                        4,710,000         3,836,000           8,882,000         7,705,000
   Net realized investment losses                                 (34,000)         (362,000)            (70,000)         (376,000)
   Other                                                          285,000            88,000             339,000           171,000
                                                              -----------       -----------         -----------       -----------
      Total revenues and other income                          18,050,000        17,649,000          34,631,000        35,924,000
                                                              -----------       -----------         -----------       -----------
Expenses:
   Losses and loss adjustment expenses, net                    11,249,000        12,066,000          21,633,000        24,481,000
   Increase in reserve for extended reporting
      period claims                                               100,000           -                   200,000           100,000
   Policy acquisition and other underwriting expenses           2,650,000         2,822,000           5,285,000         5,416,000
   Interest expense                                               370,000           -                   370,000           -
                                                              -----------       -----------         -----------       -----------
      Total expenses                                           14,369,000        14,888,000          27,488,000        29,997,000
                                                              -----------       -----------         -----------       -----------

      Income from operations before federal income taxes        3,681,000         2,761,000           7,143,000         5,927,000

Federal income taxes                                           (1,004,000)         (603,000)         (1,845,000)       (1,441,000)
                                                              -----------       -----------         -----------       -----------

      Net income                                               $2,677,000        $2,158,000          $5,298,000        $4,486,000
                                                              ===========       ===========         ===========       ===========


Net income per common share                                         $0.76             $0.62               $1.51             $1.29
                                                              ===========       ===========         ===========       ===========

Weighted average shares outstanding                             3,506,755         3,491,244           3,506,567         3,467,436
                                                              ===========       ===========         ===========       ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                       -----------------------------------
                                                                                            1997                  1996
                                                                                       ------------           ------------
Net cash provided by operating activities                                                $4,228,000             $5,461,000
                                                                                       ------------           ------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                             154,268,000            151,258,000
   Purchases of short-term investments                                                 (153,148,000)          (151,079,000)
   Proceeds from maturity of securities available for sale                                  370,000              1,500,000
   Proceeds from sale of securities available for sale                                   29,975,000             75,361,000
   Purchases of securities available for sale                                           (55,938,000)           (80,822,000)
   Payable for securities                                                                    -                  (1,192,000)
   Purchases of property and equipment                                                     (126,000)              (180,000)
   Payment on liability for purchased book of business                                     (747,000)              (894,000)
                                                                                       ------------           ------------
      Net cash used in investing activities                                             (25,346,000)            (6,048,000)
                                                                                       ------------           ------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                              22,500,000                 -
                                                                                       ------------           ------------
      Net cash provided by financing activities                                          22,500,000                 -
                                                                                       ------------           ------------

Net increase (decrease) in cash                                                           1,382,000               (587,000)

Cash, beginning of period                                                                 2,023,000              1,279,000
                                                                                       ------------           ------------

Cash, end of period                                                                      $3,405,000               $692,000
                                                                                       ============           ============

Supplemental disclosure of non-cash investing
   and financing activities:
   Issuance of treasury shares as stock bonus                                             $-                      $697,000
                                                                                       ============           ============
   Issuance of treasury shares for acquired company                                       $-                      $935,000
                                                                                       ============           ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)  Basis of Presentation

     Professionals Insurance Company Management Group ("Professionals Group," and with its direct and indirect subsidiaries, the "Company") is a business corporation incorporated under the laws of the State of Michigan that functions as an insurance holding company. Professionals Group has four direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries. The direct wholly-owned subsidiaries are PICOM Insurance Company ("PICOM"), PICOM Insurance Agency, Inc. ("PIA"), PICOM Financial Services Corporation ("PFSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of PICOM, are PICOM Claims Services Corporation ("PCSC") and PICOM Insurance Company of Illinois ("PICOM-Illinois").

     PICOM is a stock, property and casualty insurer incorporated under the laws of the State of Michigan in 1980. PICOM offers professional liability insurance to providers of health care services in Michigan, Indiana and Ohio. PIA is an inactive Michigan insurance agency incorporated under the laws of the State of Michigan on March 31, 1981. PFSC is an inactive business corporation incorporated under the laws of the State of Michigan on May 29, 1986. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis and was incorporated under the laws of the State of Michigan on December 10, 1985. PICOM-Illinois is a stock, property and casualty insurer incorporated under the laws of the State of Illinois on December 5, 1994. PICOM-Illinois provides medical malpractice insurance to physicians and clinics in Illinois.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

(3)  Long-Term Debt

     On April 4, 1997, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 75 basis points (6.71% at June 30, 1997), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows: 1998 - $2,500,000; 1999 - $2,500,000; 2000 -
     $3,000,000; 2001 - $3,000,000; 2002 - $3,500,000; 2003 - $3,500,000; and
     2004 - $4,500,000.

     The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with all required covenants at June 30, 1997.

(4)  New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This standard replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Because early adoption of SFAS No. 128 is not permitted, there is no impact on the Company's earnings per share amounts for the interim periods presented herein. However, upon adoption in the fourth quarter of 1997, all prior interim and annual period earnings per share data presented will be restated to conform with the provisions of SFAS No. 128. The Company does not expect the impact of the adoption of SFAS No. 128 to be material to previously reported earnings per share amounts.

     The FASB has also issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997.
     This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report to Shareholders for the year ended December 31, 1996.


Financial Condition -- June 30, 1997 Compared to December 31, 1996:

     Total assets increased to $391.2 million at June 30, 1997, as compared to $357.4 million at December 31, 1996, primarily due to an increase in invested assets. The increase in invested assets was primarily due to proceeds received from the Company's bank term loan which was used to purchase a $21.5 million surplus note issued by another insurance company (see "Liquidity and Capital Resources" herein for further discussion) as well as positive cash flows from operations.

     Invested assets were $324.1 million, or approximately 83% of the Company's total assets at June 30, 1997. This compares to invested assets of $300.1 million, or approximately 84% of the Company's total assets at December 31, 1996. The Company's investment portfolio continues to be dominated by fixed maturity securities at June 30, 1997, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At June 30, 1997, the fixed maturity portfolio had a fair value that was $329,000 higher than the $310.8 million amortized cost of such portfolio. At December 31, 1996, the fixed maturity portfolio had a fair value that was $298,000 higher than the $286.0 million amortized cost of such portfolio.

     Loss and loss adjustment expense reserves represented approximately 76% and 82% of the Company's consolidated liabilities at June 30, 1997 and December 31, 1996, respectively. The decrease in this ratio was due to the Company's issuance of long-term debt during the second quarter of 1997 (see further discussion below). These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing the Company's reserves are reviewed and updated regularly as new data becomes available. Any adjustments necessary are generally reflected in current operations. The loss and loss adjustment expense reserves are determined by the Company's actuary, who is an officer of the Company and a Fellow of the Casualty Actuarial Society, as well as by an independent actuarial consulting firm. Management of the Company believes that the loss and loss adjustment expense reserves are adequate and are at or above the actuarial best estimate. The loss and loss adjustment expense reserves have been established on an undiscounted basis.

     Loss and loss adjustment expense reserves increased 3.1% to $226.7 million at June 30, 1997, from $219.9 million at December 31, 1996. This increase was primarily attributable to an increase in the number of outstanding claims at June 30, 1997 as compared to December 31, 1996.

     On April 4, 1997, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured bank term loan. See Liquidity and Capital Resources herein for further discussion of this transaction.

     Shareholders' equity was $93.3 million at June 30, 1997 versus $88.0 million at December 31, 1996. The increase in shareholders' equity was due to net income of $5.3 million during the six month period ended June 30, 1997 as well as $53,000 of net unrealized appreciation on investments, net of deferred federal income taxes. The Company expects to use retained earnings to increase its capital base and finance future growth and will defer consideration of cash dividends for the foreseeable future.


Results of Operations -- Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996:

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

     Net premiums written were $10.6 million for the three months ended June
30, 1997, a decrease of 11.4%, as compared to net premiums written of $11.9 million for the three months ended June 30, 1996. DoctorCare(SM) premiums decreased by $1.3 million due primarily to the continued consolidation of individual practices into group practices and price-based competition in the Michigan and Illinois insurance markets. Additionally, a $343,000 increase in CorpCare(SM) premiums and an $86,000 increase in HealthServices(SM) and HealthPro(SM) premiums were offset by a $487,000 decrease in LawyerCare(SM) and other premiums. The decrease in LawyerCare(SM) premiums was due to the ceding of all LawyerCare(SM) policies in-force as of June 1, 1997 to Michigan Lawyers Mutual Insurance Company ("MLM"). However, the Company anticipates that future quarterly gross written premiums will be favorably impacted due to reinsurance assumed from MLM and Michigan Educational Employees Mutual
Insurance Company ("MEEMIC") starting in the third quarter of 1997. Of the net premiums written in the second quarter of 1997, approximately 89.8% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 8.8% was generated by HealthServices(SM) and HealthPro(SM) coverages, negative 2.6% was generated by LawyerCare(SM) coverage (due to the ceding of all LawyerCare(SM) business as previously mentioned) and 4.0% was generated by other types of coverage. Of the net premiums written in the second quarter of 1996, approximately 87.6% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 7.1% was generated by HealthServices(SM) and HealthPro(SM) coverages, 1.6% was generated by LawyerCare(SM) coverage and 3.7% was generated by other types of coverage.

     During the three months ended June 30, 1997 and 1996, the Company continued to balance its desire for upward rate adjustments with its goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. As a result, the Company offered discounts to its published premium rates to retain market share and experienced margin or price reductions as a result of competitive market conditions in those periods. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

     Net investment income, excluding realized capital gains and losses, totaled $4.7 million for the three months ended June 30, 1997 as compared to net investment income of $3.8 million for the three months ended June 30, 1996, an increase of 22.8%. The increase in net investment income mainly resulted from a substantial increase in average invested assets primarily due to proceeds received from the Company's bank term loan which were used to purchase a $21.5 million surplus note from MEEMIC (see "Liquidity and Capital Resources" herein for further discussion) as well as continued positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 6.6% as of June 30, 1997 and 1996, respectively. Net realized investment losses were negligible during the three month period ended June 30, 1997 as compared to a net realized investment loss of $362,000 during the same period of 1996. The second quarter 1996 net realized investment loss was taken to reposition the fixed maturity portfolio to increase after-tax yield.

     Incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) decreased to $11.3 million for the three months ended June 30, 1997 from $12.1 million for the three months ended June 30, 1996. As a percentage of premiums earned, the incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) was 86.7% for the three months ended June 30, 1997, up from 85.7% for the same period of 1996. The increase in the three month incurred loss and loss adjustment expense ratio was due primarily to an increase in the reserve for extended reporting period claims.

     Policy acquisition and underwriting expenses decreased to $2.7 million for the three months ended June 30, 1997 from $2.8 million for the three months ended June 30, 1996. As a percentage of premiums earned, the underwriting expense ratio was 20.2% for the three months ended June 30, 1997, up slightly from an underwriting expense ratio of 20.0% for the same period of 1996. The small increase was mainly attributable to the reduction in premiums written mentioned previously.

     The Company recorded $370,000 of interest expense for the three months ended June 30, 1997 because of the issuance of $22.5 million of long-term debt in April, 1997 (see "Liquidity and Capital Resources" herein for further discussion).

     The Company recorded $1.0 million in federal income tax expense for the three months ended June 30, 1997, compared to $603,000 during the same period in 1996. The effective tax rate was 27.3% for the three months ended June 30, 1997 versus 21.8% for the three months ended June 30, 1996. The higher effective tax rate for the three months ended June 30, 1997 was due primarily to an adjustment to prior years' tax liabilities recorded during the second quarter of 1996.

     Net income for the three months ended June 30, 1997 was $2.7 million, or $0.76 per share on revenues of $18.1 million, as compared to net income of $2.2 million, or $0.62 per share on revenues of $17.6 million, for the three months ended June 30, 1996. The improvement in earnings is primarily attributable to improved net investment income and a decrease in net realized investment losses as described previously.


Results of Operations -- Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996:

     Net premiums written were $25.0 million for the six months ended June 30, 1997, a decrease of 12.1%, as compared to net premiums written of $28.4 million for the six months ended June 30, 1996. DoctorCare(SM) premiums decreased by $3.3 million due primarily to the continued consolidation of individual practices into group practices and price-based competition in the Michigan and Illinois insurance markets. Additionally, the decrease in net premiums written resulted from a $4,000 decrease in CorpCare(SM) premiums, a $28,000 decrease in HealthServices(SM) and HealthPro(SM) premiums and a $90,000 decrease in LawyerCare(SM) and other premiums. The decrease in LawyerCare(SM) premiums was due to the ceding of all LawyerCare(SM) policies in-force as of June 1, 1997 to MLM. However, the Company anticipates that future quarterly gross written premiums will be favorably impacted due to reinsurance assumed from MLM and MEEMIC starting in the third quarter of 1997. Of the net premiums written in 1997, approximately 90.3% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 6.3% was generated by HealthServices(SM) and HealthPro(SM) coverages, negative 0.4% was generated by LawyerCare(SM) coverage (due to the ceding of all LawyerCare(SM) business as previously mentioned) and 3.8% was generated by other types of coverage. Of the net premiums written in 1996, approximately 91.1% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 5.6% was generated by HealthServices(SM) and HealthPro(SM) coverages, 1.0% was generated by LawyerCare(SM) coverage and 2.3% was generated by other types of coverage.

     During the six months ended June 30, 1997 and 1996, the Company continued to balance its desire for upward rate adjustments with its goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. As a result, the Company offered discounts to its published premium rates to retain market share and experienced margin or price reductions as a result of competitive market conditions in those periods. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

     Net investment income, excluding realized capital gains and losses, totaled $8.9 million for the six months ended June 30, 1997 as compared to net investment income of $7.7 million for the six months ended June 30, 1996, an increase of 15.3%. The increase in net investment income mainly resulted from a substantial increase in average invested assets primarily due to proceeds received from the Company's bank term loan which were used to purchase a $21.5 million surplus note from MEEMIC (see "Liquidity and Capital Resources" herein for further discussion) as well as continued positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 6.6% as of June 30, 1997 and 1996, respectively. Net realized investment losses were $70,000 during the six month period ended June 30, 1997 as compared to a net investment loss of $376,000 during the same period of 1996. The 1996 net realized investment loss was taken to reposition the fixed maturity portfolio to increase after-tax yield.

     Incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) decreased to $21.8 million for the six months ended June 30, 1997 from $24.6 million for the six months ended June 30, 1996. As a percentage of premiums earned, the incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) was 85.7% for the six months ended June 30, 1997, down from 86.5% for the same period of 1996. The decrease in six month incurred losses and loss adjustment expenses was due primarily to favorable development of prior years' loss reserves and slightly lower claims frequency.

     Policy acquisition and underwriting expenses decreased to $5.3 million for the six months ended June 30, 1997 from $5.4 million for the six months ended June 30, 1996. As a percentage of premiums earned, the underwriting expense ratio was 20.7% for the six months ended June 30, 1997, up from an underwriting expense ratio of 19.1% for the same period of 1996. The increase was mainly attributable to the reduction in premiums written mentioned previously.

     The Company recorded $370,000 of interest expense for the six months ended June 30, 1997 because of the issuance of $22.5 million of long-term debt in April, 1997 (see "Liquidity and Capital Resources" herein for further discussion).

     The Company recorded $1.8 million in federal income tax expense for the six months ended June 30, 1997, compared to $1.4 million during the same period in 1996. The effective tax rate was 25.8% for the six months ended June 30, 1997 versus 24.3% for the six months ended June 30, 1996. The higher effective tax rate for the six months ended June 30, 1997 was due primarily to an adjustment to prior years' tax liabilities recorded during the six months ended June 30, 1996.

     Net income for the six months ended June 30, 1997 was $5.3 million, or $1.51 per share on revenues of $34.6 million, as compared to net income of $4.5 million, or $1.29 per share on revenues of $35.9 million, for the six months ended June 30, 1996. The improvement in earnings is primarily attributable to improved net investment income, a decrease in net realized investment losses and a lower incurred loss and loss adjustment expense ratio, as described previously.


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

     The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the six month periods ended June 30, 1997 or 1996 for capital expenditures; however, as of June 30, 1997, the Company has entered into $6.7 million of commitments to build a new home office facility in Okemos, Michigan and to purchase new furniture and equipment. As of June 30, 1997, no other material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund these commitments for capital expenditures.

     In June, 1997, PICOM ceded all of its LawyerCare(SM) policies in-force to Michigan Lawyers Mutual Insurance Company ("MLM") and will reinsure 35% of MLM's net premiums starting June 1, 1997. This reinsurance is projected to increase PICOM's gross written premiums to approximately $2.0 million on an annualized basis.

     In April, 1997, the Company completed an agreement with Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), a Michigan-domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan. Pursuant to the agreement and based on the approvals of the Michigan Commissioner of Insurance:
(i) PICOM purchased a twelve-year, $21.5 million surplus note from MEEMIC, bearing interest at 8.5% per annum (the "Surplus Note"); (ii) effective July 1, 1997,

PICOM will reinsure approximately 40% of MEEMIC's net premiums (this is projected to increase PICOM's gross written premiums by approximately $35.0 million on an annualized basis); (iii) Professionals Group will provide MEEMIC with information systems services and certain consulting services pursuant to a ten-year management services agreement; and (iv) nominees of Professionals Group have been elected to all positions on the Board of Directors of MEEMIC.

     Concurrent with the above transaction, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 75 basis points (6.71% at June 30, 1997), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows: 1998 - $2,500,000; 1999 - $2,500,000; 2000 -
$3,000,000; 2001 - $3,000,000; 2002 - $3,500,000; 2003 - $3,500,000; and 2004 -
$4,500,000. Professionals Group used $20.0 million of the proceeds received from this loan to make a capital contribution to PICOM, which in turn, purchased the Surplus Note from MEEMIC.

     The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with all required covenants at June 30, 1997.

     The Company has also agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"). MEIA is an insurance agency that has the exclusive right to distribute MEEMIC insurance products. Upon its purchase, MEIA's marketing and sales functions shall be consolidated with MEEMIC's. To fund this purchase, it is proposed that MEEMIC shall utilize the proceeds of the Surplus Note, plus a $20.0 million promissory note to be issued by a subsidiary of MEEMIC, which will be guaranteed by Professionals Group. Additionally, Professionals Group would issue warrants for 275,000 shares of its common stock to MEIA shareholders. MEEMIC's acquisition of MEIA is subject to regulatory approval by the Michigan Commissioner of Insurance.

     At a future date, Professionals Group and MEEMIC expect to pursue demutualization of MEEMIC. Such demutualization would be subject to regulatory approval by the Michigan Commissioner of Insurance, approval by MEEMIC's policyholders and approval by Professionals Group's shareholders. No specific timetable has been set for this proposed demutualization and there can be no assurances that MEEMIC will be demutualized.

Effects of New Accounting Pronouncements:

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This standard replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Because early adoption of SFAS No. 128 is not permitted, there is no impact on the Company's earnings per share amounts for the interim periods presented herein. However, upon adoption in the fourth quarter of 1997, all prior interim and annual period earnings per share data presented will be restated to conform with the provisions of SFAS No. 128. The Company does not expect the impact of the adoption of SFAS No. 128 to be material to previously reported earnings per share amounts.

     The FASB has also issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on June 4, 1997. At the meeting, the following directors were elected, by the votes listed:

     Incumbent director Victor T. Adamo, Esq., CPCU, was reelected for a term of three years expiring at the 2000 Annual Meeting. Mr. Adamo was elected with 2,437,270 shares voting for and 8,225 shares withheld. Incumbent director John
F. McCaffrey was reelected for a term of three years expiring at the 2000 Annual Meeting. Mr. McCaffrey was elected with 2,437,270 shares voting for and 8,225 shares withheld. Incumbent director Isaac J. Powell, M.D., was reelected for a term of three years expiring at the 2000 Annual Meeting. Dr. Powell was elected with 2,437,270 shares voting for and 8,225 shares withheld. In addition, incumbent directors Jerry D. Campbell, John F. Dodge, Jr., Esq., H. Harvey Gass, M.D., W. Peter McCabe, M.D., Ann F. Putallaz, Ph.D., Donald S. Young, Esq. and William H. Woodhams, M.D. continued in office.

     At such Annual meeting of Shareholders, the appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1997 was ratified, with 2,415,107 shares voting for, 6,144 shares voting against and 24,244 shares abstaining. In addition, a non-binding shareholder proposal regarding the classification of the Board of Directors was defeated, with 483,872 shares voting for, 1,404,035 shares voting against and 64,728 shares abstaining. Additionally, 492,860 shares did not cast a vote on this proposal.

The above matters are more fully described in the Company's proxy statement dated April 16, 1997.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

    Item 601
 Regulation S-K
Exhibit Reference
     Number        Exhibit Description
-----------------  -------------------
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

                                     PROFESSIONALS INSURANCE COMPANY
                                     MANAGEMENT GROUP


DATE:  August 13, 1997               /s/ R. Kevin Clinton
                                     ----------------------------
                                     R. Kevin Clinton
                                     Vice President, Treasurer,
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
   11 No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.


   27             Financial Data Schedule of registrant.