Form 10-Q
period 1997-09-30
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1997-11-12
CIK 1011736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




        (Mark One)

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                       OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    -------------

                         Commission file number 0-21223


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
             (Exact name of registrant as specified in its charter)

              Michigan                                  38-3273911
       (State of Incorporation)             (I.R.S. Employer Identification No.)

2600 Professionals Drive, Okemos, Michigan                48864
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (517) 349-6500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the registrant's common stock, no par value per share, outstanding as of November 12, 1997 was 3,505,750.

                               TABLE OF CONTENTS

                                                                                              PAGE NO.
 PART I.  FINANCIAL INFORMATION

                  Item 1.     Financial Statements

                                   Condensed Consolidated Balance Sheets at September 30,            3
                                   1997 (Unaudited) and December 31, 1996

                                   Condensed Consolidated Statements of Income for the               4
                                   Three Months and Nine Months Ended September 30, 1997
                                   and 1996 (Unaudited)

                                   Condensed Consolidated Statements of Cash Flows for the           5
                                   Nine Months Ended September 30, 1997 and 1996 (Unaudited)

                                   Notes to Condensed Consolidated Financial Statements            6-8
                                   (Unaudited)

                  Item 2.     Management's Discussion and Analysis of Financial Condition         9-17
                              and Results of Operations

 PART II.         OTHER INFORMATION

                  Item 6.     Exhibits and Reports on Form 8-K                                      17

                  Signatures                                                                        18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                           September 30,     December 31,
                                  Assets                                       1997              1996
                                                                           -------------     ------------
Investments:                                                                (Unaudited)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $306,583,000 and $285,976,000)                     $310,013,000      $286,274,000
   Equity securities available for sale, at fair value
      (cost:  $2,671,000 and $2,630,000)                                      2,798,000         2,692,000
   Short-term investments, at cost                                           22,986,000        10,711,000
   Real estate, at cost, net of accumulated depreciation                        447,000           455,000
                                                                           ------------      ------------
               Total investments                                            336,244,000       300,132,000
Cash                                                                          3,067,000         2,023,000
Premiums due from policyholders                                              16,093,000         7,268,000
Reinsurance recoverables                                                     27,394,000        17,550,000
Accrued investment income                                                     4,926,000         3,885,000
Deferred federal income taxes                                                15,126,000        17,301,000
Property and equipment, at cost, net of
  accumulated depreciation                                                    2,552,000         2,459,000
Deferred policy acquisition costs                                             1,245,000           998,000
Other assets                                                                  8,106,000         5,766,000
                                                                           ------------      ------------
               Total assets                                                $414,753,000      $357,382,000
                                                                           ============      ============

                   Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                               $240,316,000      $219,919,000
   Reserve for extended reporting period claims                              15,095,000        14,795,000
   Unearned premiums                                                         28,611,000        21,945,000
   Long-term debt                                                            22,500,000           -
   Accrued expenses and other liabilities                                     9,890,000        12,765,000
                                                                           ------------      ------------
               Total liabilities                                            316,412,000       269,424,000
                                                                           ------------      ------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                          -                 -
   Common stock, no par value; 25,000,000 shares authorized;
      3,505,750 shares issued and outstanding in 1997 and 1996                3,506,000         3,506,000
   Additional paid-in capital                                                14,569,000        14,569,000
   Retained earnings                                                         77,918,000        69,645,000
   Net unrealized appreciation on investments,
      net of deferred federal income taxes                                    2,348,000           238,000
                                                                           ------------      ------------
               Total shareholders' equity                                    98,341,000        87,958,000
                                                                           ------------      ------------
               Total liabilities and shareholders' equity                  $414,753,000      $357,382,000
                                                                           ============      ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                        September 30,
                                                                -----------------------------        -----------------------------
                                                                    1997              1996               1997              1996
                                                                -----------       -----------        -----------       -----------
Revenues and other income:
   Net premiums written                                         $28,700,000       $19,427,000        $53,657,000       $47,819,000
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                               (5,632,000)       (5,307,000)        (5,110,000)       (5,275,000)
                                                                -----------       -----------        -----------       -----------
   Premiums earned, net                                          23,068,000        14,120,000         48,547,000        42,544,000
   Net investment income                                          4,897,000         3,853,000         13,779,000        11,558,000
   Net realized investment losses                                    (6,000)         (103,000)           (77,000)         (480,000)
   Other                                                            296,000            55,000            636,000           227,000
                                                                -----------       -----------        -----------       -----------
      Total revenues and other income                            28,255,000        17,925,000         62,885,000        53,849,000
                                                                -----------       -----------        -----------       -----------

Expenses:
   Losses and loss adjustment expenses, net                      17,650,000        11,691,000         39,283,000        36,172,000
   Increase in reserve for extended reporting
      period claims                                                 100,000           300,000            300,000           400,000
   Policy acquisition and other underwriting expenses             6,444,000         2,683,000         11,729,000         8,099,000
   Interest expense                                                 361,000             -                730,000             -
                                                                -----------       -----------        -----------       -----------
      Total expenses                                             24,555,000        14,674,000         52,042,000        44,671,000
                                                                -----------       -----------        -----------       -----------

      Income from operations before federal income taxes          3,700,000         3,251,000         10,843,000         9,178,000

Federal income taxes                                                725,000           855,000          2,570,000         2,296,000
                                                                -----------       -----------        -----------       -----------

      Net income                                                $ 2,975,000       $ 2,396,000        $ 8,273,000       $ 6,882,000
                                                                ===========       ===========        ===========       ===========

Net income per common share                                           $0.85             $0.68              $2.36             $1.98
                                                                ===========       ===========        ===========       ===========

Weighted average shares outstanding                               3,508,596         3,505,787          3,507,243         3,480,313
                                                                ===========       ===========        ===========       ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                             --------------------------------
                                                                                  1997                1996
                                                                             ------------        ------------
Net cash provided by operating activities                                     $13,575,000         $17,886,000
                                                                             ------------        ------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                   214,027,000         227,853,000
   Purchases of short-term investments                                       (226,031,000)       (230,065,000)
   Proceeds from maturity of securities available for sale                      1,870,000           1,500,000
   Proceeds from sale of securities available for sale                         45,655,000          84,854,000
   Purchases of securities available for sale                                 (69,296,000)        (97,080,000)
   Payable for securities                                                          -               (3,205,000)
   Purchases of property and equipment                                           (509,000)           (323,000)
   Payment on liability for purchased book of business                           (747,000)           (894,000)
                                                                             ------------        ------------
      Net cash used in investing activities                                   (35,031,000)        (17,360,000)
                                                                             ------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                    22,500,000              -
                                                                             ------------        ------------
      Net cash provided by financing activities                                22,500,000              -
                                                                             ------------        ------------

Net increase in cash                                                            1,044,000             526,000

Cash, beginning of period                                                       2,023,000           1,279,000
                                                                             ------------        ------------

Cash, end of period                                                            $3,067,000          $1,805,000
                                                                             ============        ============
Supplemental disclosure of non-cash investing
   and financing activities:
   Issuance of treasury shares as stock bonus                                     $-                 $697,000
                                                                             ============        ============
   Issuance of treasury shares for acquired company                               $-                 $935,000
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

         PICOM is a stock, property and casualty insurer that offers professional liability insurance to providers of health care services in Michigan, Indiana and Ohio. PIA is an inactive Michigan insurance agency. PFSC is an inactive business corporation. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis. PICOM-Illinois is a stock, property and casualty insurer that provides medical malpractice insurance to physicians and clinics in Illinois.

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

(3)      Long-Term Debt

         On April 4, 1997, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.41% at September 30, 1997), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows: 1998 - $2,500,000; 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002 -
         $3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000.

         The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants at September 30, 1997.

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


(4)      New Accounting Pronouncements, Continued

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

(5)      Commitments and Contingencies

         On August 15, 1997, Professionals Group announced that it had signed a definitive agreement to merge PICOM with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). PPTF is the largest provider of medical malpractice insurance for physicians and physician corporations in the State of Florida. This agreement was amended and restated on October 3, 1997, and pursuant to the amended and restated agreement, Professionals Group will issue 4,089,160 shares of Professionals Group common stock to the eligible members of PPTF upon consummation of the merger. The transaction is expected to be accounted for as a pooling of interests. The closing of the merger is expected to occur in the first quarter of 1998, subject to regulatory and shareholder/policyholder approval.

         On September 22, 1997, and in connection with agreements signed in April 1997 with Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), Professionals Group assisted MEEMIC with its purchase of the net assets of Michigan Educators Insurance Agency, Inc. The purchase price is equal to 3.75% of all premiums to be written through MEIA II, a newly formed subsidiary of MEEMIC, through July 2004, subject to a guaranteed minimum purchase price of $43.0 million. To fund this purchase, MEEMIC paid cash of $22.5 million, MEEMIC guaranteed payment of the next $3.0 million and Professionals Group guaranteed payment of the final $17.5 million (during the years 2001 - 2004). Professionals Group's guarantee obligation would only become necessary if the 3.75% payment stream fails to equal $43.0 million. Based upon current projections of MEEMIC's written premiums through 2004, the Company believes the likelihood that the guarantee obligation would become payable is minimal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report to Shareholders for the year ended December 31, 1996.


Financial Condition -- September 30, 1997 Compared to December 31, 1996:

         Total assets increased 16.1% to $414.8 million at September 30, 1997, as compared to $357.4 million at December 31, 1996, primarily due to increases in invested assets, premiums due from policyholders and reinsurance recoverables. The increase in invested assets was primarily due to proceeds received from the Company's bank term loan which were used to purchase a $21.5 million surplus note issued by another insurance company (see "Liquidity and Capital Resources" herein for further discussion) as well as positive cash flows from operations. The increase in premiums due from policyholders resulted from the timing of renewals for a significant portion of the Company's professional liability book of business, which typically occurs during the third quarter. The increase in reinsurance recoverables was primarily due to $9.9 million of reinsurance premiums assumed by PICOM from Michigan Educational Employees Mutual Insurance Company ("MEEMIC"). PICOM started acting as a reinsurer of MEEMIC on July 1, 1997.

         Invested assets increased 12.0% to $336.2 million, or approximately 81% of the Company's total assets at September 30, 1997. This compares to invested assets of $300.1 million, or approximately 84% of the Company's total assets at December 31, 1996. The Company's investment portfolio continues to be dominated by fixed maturity securities at September 30, 1997, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At September 30, 1997, the fixed maturity portfolio had a fair value that was $3.4 million higher than the $306.6 million amortized cost of such portfolio. At December 31, 1996, the fixed maturity portfolio had a fair value that was $298,000 higher than the $286.0 million amortized cost of such portfolio.

         Loss and loss adjustment expense reserves represented approximately 76% and 82% of the Company's consolidated liabilities at September 30, 1997 and December 31, 1996, respectively. The decrease in this ratio was mainly due to the Company's issuance of long-term debt during the second quarter of 1997 (see further discussion below), which was partially offset by an increase in loss and loss adjustment expense reserves because of the assumed reinsurance agreement with MEEMIC (see further discussion below). These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing the Company's reserves are reviewed and updated regularly as new data becomes available. Any adjustments necessary are generally reflected in current operations. The loss and loss adjustment expense reserves are determined by the Company's actuary, who is an officer of the Company and a Fellow of the Casualty Actuarial Society, as well as by an independent actuarial consulting firm. Management of the Company believes that the loss and loss adjustment expense reserves are adequate and are at or above the actuarial best estimate. The loss and loss adjustment expense reserves have been established on an undiscounted basis.

         Loss and loss adjustment expense reserves increased 9.3% to $240.3 million at September 30, 1997, from $219.9 million at December 31, 1996. This increase was primarily attributable to the loss and loss adjustment expense reserves assumed from MEEMIC as well as an increase in the number of outstanding professional liability claims at September 30, 1997 as compared to December 31, 1996.

         On April 4, 1997, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured bank term loan. See "Liquidity and Capital Resources" herein for further discussion of this transaction.

         Shareholders' equity increased 11.8% to $98.3 million at September 30, 1997, as compared to $88.0 million at December 31, 1996. The increase in shareholders' equity was due to net income of $8.3 million during the nine month period ended September 30, 1997 as well as $2.0 million of net unrealized appreciation on investments, net of deferred federal income taxes. The Company expects to use retained earnings to increase its capital base and finance future growth and will defer consideration of cash dividends for the foreseeable future.

Results of Operations -- Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996:

         For purposes of the following discussion, the Company's professional liability coverages (and the related Service Marks) are defined as follows:

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

         Net premiums written were $28.7 million for the three months ended September 30, 1997, an increase of 47.7%, as compared to net premiums written of $19.4 million for the three months ended September 30, 1996. The increase was primarily due to $9.9 million of reinsurance premiums assumed from MEEMIC, which started in the third quarter of 1997. Professional liability premiums changed as follows:

         DoctorCare(SM) premiums decreased by $282,000 due primarily to the continued consolidation of individual practices into group practices and price-based competition in the Michigan and Illinois insurance markets. CorpCare(SM) premiums decreased by $780,000 because of price-based competition. Also, HealthServices(SM), HealthPro(SM) and other premiums decreased by $149,000. Additionally, LawyerCare(SM) premiums decreased by $405,000 because of the ceding of all LawyerCare(SM) policies in-force as of June 1, 1997 to Michigan Lawyers Mutual Insurance Company ("MLM"). However, the Company started assuming reinsurance premiums from MLM during the third quarter of 1997, which resulted in additional premiums of $1.0 million. Of the $17.8 million of direct professional liability net premiums written in the third quarter of 1997 (i.e., excludes the premiums assumed from MEEMIC and MLM), approximately 94.5% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 2.8% was generated by HealthServices(SM) and HealthPro(SM) coverages, 0.0% was generated by LawyerCare(SM) coverage (due to the ceding of all LawyerCare(SM) business as previously mentioned) and 2.7% was generated by other types of coverage. Of the $19.4 million of direct professional liability net premiums written in the third quarter of 1996, approximately 92.1% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 2.8% was generated by HealthServices(SM) and HealthPro(SM) coverages, 2.1% was generated by LawyerCare(SM) coverage and 3.0% was generated by other types of coverage.

         During each of the three months ended September 30, 1997 and 1996, the Company continued to balance its desire for upward rate adjustments with its goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. As a result, the Company offered discounts to its published premium rates to retain market share and experienced margin or price reductions as a result of competitive market conditions in those periods. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding realized capital gains and losses, totaled $4.9 million for the three months ended September 30, 1997 as compared to net investment income of $3.9 million for the three months ended September 30, 1996, an increase of 27.1%. The increase in net investment income mainly resulted from an increase in average invested assets primarily due to proceeds received from the Company's bank term loan which were used to purchase a $21.5 million surplus note from MEEMIC (see "Liquidity and Capital Resources" herein for further discussion) as well as continued positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 6.7% as of September 30, 1997 and 1996, respectively. Net realized investment losses were negligible during both three month periods ended September 30, 1997 and 1996.

         Incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) increased to $17.8 million for the three months ended September 30, 1997 from $12.0 million for the three months ended September 30, 1996. As a percentage of premiums earned, the incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) was 76.9% for the three months ended September 30, 1997, down from 84.9% for the same period of 1996. The decrease in the three month incurred loss and loss adjustment expense ratio was primarily due to the business assumed from MEEMIC, which generated a 65.1% loss and loss adjustment expense ratio. The third quarter 1997 incurred loss and loss adjustment expense ratio would have been 86.1%, excluding the business assumed from MEEMIC.

         Policy acquisition and underwriting expenses increased to $6.4 million for the three months ended September 30, 1997 from $2.7 million for the three months ended September 30, 1996. As a percentage of premiums earned, the underwriting expense ratio was 27.9% for the three months ended September 30, 1997, up from an underwriting expense ratio of 19.0% for the same period of 1996. The increase was mainly attributable to certain non-recurring legal, accounting, investment banker and related expenses associated with the Company's merger and acquisition activities (see "Liquidity and Capital Resources" herein for further discussion), as well as the ceding commission paid to MEEMIC related to the assumed reinsurance agreement.

         The Company recorded $361,000 of interest expense for the three months ended September 30, 1997 because of the issuance of $22.5 million of long-term debt in April 1997 (see "Liquidity and Capital Resources" herein for further discussion).

         The Company recorded $725,000 in federal income tax expense for the three months ended September 30, 1997, compared to $855,000 during the same period in 1996. The effective tax rate was 19.6% for the three months ended September 30, 1997 versus 26.3% for the three months ended September 30, 1996. The lower effective tax rate for the three months ended September 30, 1997 was primarily due to an increase in the amount of tax-exempt interest earned as well as an increase in the dividends received deduction, as compared to the same period of 1996.

         Net income for the three months ended September 30, 1997 was $3.0 million, or $0.85 per share on revenues of $28.2 million, as compared to net income of $2.4 million, or $0.68 per share on revenues of $17.9 million, for the three months ended September 30, 1996. The 24.2% increase in net income was primarily attributable to increased net investment income, fee income received from a management services agreement with MEEMIC and an improved loss and loss adjustment expense ratio resulting from the business assumed from MEEMIC.

Results of Operations -- Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996:

         Net premiums written were $53.7 million for the nine months ended September 30, 1997, an increase of 12.2%, as compared to net premiums written of $47.8 million for the nine months ended September 30, 1996. The increase was primarily due to $9.9 million of reinsurance premiums assumed from MEEMIC, which started in the third quarter of 1997. Professional liability premiums changed as follows:

         DoctorCare(SM) premiums decreased by $3.6 million due primarily to the continued consolidation of individual practices into group practices and price-based competition in the Michigan and Illinois insurance markets. Additionally, a $786,000 decrease in CorpCare(SM) premiums and a $62,000 decrease in HealthServices(SM) and HealthPro(SM) premiums were offset by a $198,000 increase in other premiums. Also, LawyerCare(SM) premiums decreased by $814,000 because of the ceding of all LawyerCare(SM) policies in-force as of June 1, 1997 to MLM. However, the Company started assuming reinsurance premiums from MLM during the third quarter of 1997, which resulted in additional premiums of $1.0 million. Of the $42.8 million of direct professional liability net premiums written in 1997 (i.e., excludes the premiums assumed from MEEMIC and MLM), approximately 92.1% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 4.8% was generated by HealthServices(SM) and HealthPro(SM) coverages, negative 0.3% was generated by LawyerCare(SM) coverage (due to the ceding of all LawyerCare(SM) business as previously mentioned) and 3.4% was generated by other types of coverage. Of the $47.8 million of direct professional liability net premiums written in 1996, approximately 91.5% was generated by DoctorCare(SM) and CorpCare(SM) coverages, 4.4% was generated by HealthServices(SM) and HealthPro(SM) coverages, 1.5% was generated by LawyerCare(SM) coverage and 2.6% was generated by other types of coverage.

         During each of the nine months ended September 30, 1997 and 1996, the Company continued to balance its desire for upward rate adjustments with its goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. As a result, the Company offered discounts to its published premium rates to retain market share and experienced margin or price reductions as a result of competitive market conditions in those periods. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding realized capital gains and losses, totaled $13.8 million for the nine months ended September 30, 1997 as compared to net investment income of $11.6 million for the nine months ended September 30, 1996, an increase of 19.2%. The increase in net investment income mainly resulted from an increase in average invested assets primarily due to proceeds received from the Company's bank term loan which were used to purchase a $21.5 million surplus note from MEEMIC (see "Liquidity and Capital Resources" herein for further discussion) as well as continued positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 6.7% as of September 30, 1997 and 1996, respectively. Net realized investment losses were $77,000 during the nine month period ended September 30, 1997 as compared to a net investment loss of $480,000 during the same period of 1996. The 1996 net realized investment loss was taken to reposition the fixed maturity portfolio to increase after-tax yield.

         Incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) increased to $39.6 million for the nine months ended September 30, 1997 from $36.6 million for the nine months ended September 30, 1996. As a percentage of premiums earned, the incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) was 81.5% for the nine months ended September 30, 1997, down from 86.0% for the same period of 1996. The decrease in the nine month incurred loss and loss adjustment expense ratio was primarily due to the business assumed from MEEMIC, which generated a 65.1% loss and loss adjustment expense ratio. The 1997 incurred loss and loss adjustment expense ratio would have been 85.8%, excluding the business assumed from MEEMIC.

         Policy acquisition and underwriting expenses increased to $11.7 million for the nine months ended September 30, 1997 from $8.1 million for the nine months ended September 30, 1996. As a percentage of premiums earned, the underwriting expense ratio was 24.2% for the nine months ended September 30, 1997, up from an underwriting expense ratio of 19.0% for the same period of 1996. The increase was mainly attributable to certain non-recurring legal, accounting, investment banker and related expenses associated with the Company's merger and acquisition activities (see "Liquidity and Capital Resources" herein for further discussion), as well as the ceding commission paid to MEEMIC related to the assumed reinsurance agreement.

         The Company recorded $730,000 of interest expense for the nine months ended September 30, 1997 because of the issuance of $22.5 million of long-term debt in April 1997 (see "Liquidity and Capital Resources" herein for further discussion).

         The Company recorded $2.6 million in federal income tax expense for the nine months ended September 30, 1997, compared to $2.3 million during the same period in 1996. The effective tax rate was 23.7% for the nine months ended September 30, 1997 versus 25.0% for the nine months ended September 30, 1996. The lower effective tax rate for the nine months ended September 30, 1997 was primarily due to an increase in the amount of tax-exempt interest earned as well as an increase in the dividends received deduction, as compared to the same period of 1996.

         Net income for the nine months ended September 30, 1997 was $8.3 million, or $2.36 per share on revenues of $62.9 million, as compared to net income of $6.9 million, or $1.98 per share on revenues of $53.8 million, for the nine months ended September 30, 1996. The 20.2% increase in net income was primarily attributable to increased net investment income, a decrease in net realized investment losses, fee income received from a management services agreement with MEEMIC and an improved loss and loss adjustment expense ratio resulting from the business assumed from MEEMIC.

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

         The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the nine month periods ended September 30, 1997 or 1996 for capital expenditures; however, as of September 30, 1997, the Company has $6.7 million of commitments for a new home office facility in Okemos, Michigan and to purchase new furniture and equipment. (See discussion below regarding funds borrowed by the Company during 1997 for purposes other than capital expenditures). As of September 30, 1997, no other material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund these commitments for capital expenditures, which are anticipated to be funded during the fourth quarter of 1997.

         On June 1, 1997, PICOM ceded all of its LawyerCare(SM) policies in-force to Michigan Lawyers Mutual Insurance Company ("MLM") and started reinsuring 35% of MLM's net premiums. This reinsurance is projected to increase PICOM's gross written premiums to approximately $2.0 million on an annualized basis.

         In April 1997, the Company completed an agreement with Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), a Michigan-domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan. Pursuant to the agreement and based on the approvals of the Michigan Commissioner of Insurance:
(i) PICOM purchased a twelve-year, $21.5 million surplus note from MEEMIC, bearing interest at 8.5% per annum (the "Surplus Note"); (ii) effective July 1, 1997, PICOM started reinsuring approximately 40% of MEEMIC's net premiums (this is projected to increase PICOM's gross written premiums by approximately $35.0 million on an annualized basis); (iii) Professionals Group will provide MEEMIC with information systems services and certain consulting services pursuant to a ten-year management services agreement for a base fee of $2.0 million; and (iv) nominees of Professionals Group have been elected to all positions on the Board of Directors of MEEMIC. The Company had also agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"). MEIA had the exclusive right to distribute MEEMIC insurance products.

         On September 22, 1997, MEEMIC completed its purchase of the net assets of MEIA for a purchase price equal to 3.75% of all premiums to be written through MEIA II, a newly formed subsidiary of MEEMIC, through July 2004, subject to a guaranteed minimum purchase price of $43.0 million. To fund this purchase, MEEMIC paid cash of $22.5 million (utilizing the proceeds of the Surplus Note), MEEMIC guaranteed payment of the next $3.0 million and Professionals Group guaranteed payment of the final $17.5 million (during the years 2001 - 2004). Professionals Group's guarantee obligation would only become necessary if the 3.75% payment stream fails to equal $43.0 million. Based upon current projections of MEEMIC's written premiums through 2004, the Company believes the likelihood that the guarantee obligation would become payable is minimal.

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

         Concurrent with the April agreement entered into with MEEMIC, Professionals Group obtained $22.5 million in proceeds from a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus
62.5 basis points (6.41% at September 30, 1997), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows: 1998
- $2,500,000; 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002 -
$3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000.  Professionals Group used
$20.0 million of the proceeds received from this loan to make a capital contribution to PICOM, which in turn, used the proceeds to purchase the Surplus Note from MEEMIC.

         The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants at September 30, 1997.

                 On August 15, 1997, Professionals Group announced that it had signed a definitive agreement to merge PICOM with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). PPTF is the largest provider of medical malpractice insurance for physicians and physician corporations in the State of Florida. This agreement was amended and restated on October 3, 1997, and pursuant to the amended and restated agreement, Professionals Group will issue 4,089,160 shares of Professionals Group common stock to the eligible members of PPTF upon consummation of the merger. The transaction is expected to be accounted for as a pooling of interests. The closing of the merger is expected to occur in the first quarter of 1998, subject to regulatory and shareholder/policyholder approval.

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

              (27)                Financial Data Schedule of registrant.*

--------------------------

*        Filed herewith.

         (b)     Reports on Form 8-K.

                 The Company filed a Current Report on Form 8-K dated August 14, 1997, in connection with the execution of an Agreement and Plan of Merger dated August 14, 1997, among Professionals Group, PICOM and Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund, located in Coral Gables, Florida. No other reports were filed during the three months ended September 30, 1997.

 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROFESSIONALS INSURANCE COMPANY
                                     MANAGEMENT GROUP


DATE:  November 12, 1997             /s/ R. Kevin Clinton
                                     ------------------------------------
                                     R. Kevin Clinton
                                     Vice President, Treasurer,
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                              INDEX TO EXHIBITS

        EXHIBIT NO.                                DESCRIPTION
        -----------                                -----------
        EX-11                                      No statement re: computation
                                                   of per share earnings is
                                                   required to be filed because
                                                   the computations can be
                                                   clearly determined from the
                                                   materials contained herein.


        EX-27                                      Financial Data Schedule of
                                                   registrant.