Form 10-K
period 1997-12-31
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1998-03-31
CIK 1011736

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
   (Mark One)

   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997

                                      OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _________

                       Commission file number 0-21223

              PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
           (Exact name of registrant as specified in its charter)


            Michigan                                       38-3273911
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

      2600 Professionals Drive                               48864
         Okemos, Michigan                                  (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (517) 349-6500

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The number of the registrant's shares of common stock, no par value per share, outstanding as of March 16, 1998 was 3,505,750.

Based on the closing price of shares of the registrant's common stock as reported on the Nasdaq National Market on March 16, 1998 ($41.50) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant as of March 16, 1998 was $137,003,162.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                              TABLE OF CONTENTS

                                                                                                    Page No.
                                                              PART I
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
             General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
             Products and Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
             Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
             Underwriting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
             Claims Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
             Reserves and Losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
             Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
             Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
             Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
             Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
             Forward-Looking Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
             Glossary of Selected Insurance Terms . . . . . . . . . . . . . . . . . . . . . . . . .    25
Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
Item 4.      Submission of Matters to a Vote of
                Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
             Executive Officers of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .    27


                                                             PART II

Item 5.      Market for Registrant's Common Equity and
                Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29
Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
Item 7.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . .    32
             Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34
             Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . .    38
             Impact of Inflation and Changing Prices  . . . . . . . . . . . . . . . . . . . . . . .    42
             Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42
             Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
             Effects of New Accounting Pronouncements . . . . . . . . . . . . . . . . . . . . . . .    44
             Year 2000 Compliance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45
Item 7A.     Quantitative and Qualitative Disclosures
                about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45
Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .    46
Item 9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .    79


                                                             PART III

Item 10.     Directors and Executive Officers of
                the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    79
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    79
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    80
Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .    80


                                                             PART IV

Item 14.     Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    81

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    86


                                    PART I

Item 1.  Business

General:

         Professionals Insurance Company Management Group ("Professionals Group," and together with its direct and indirect subsidiaries, the "Company") is a Michigan business corporation that functions as an insurance holding company. The Company had consolidated assets of $413.2 million and $357.4 million at December 31, 1997 and 1996, respectively. Professionals Group was incorporated on January 31, 1996 under the laws of the State of Michigan, its principal executive offices are located at 2600 Professionals Drive, Okemos, Michigan 48864, and its telephone number is (517) 349-6500.

Products and Services:


         The principal product currently offered by the Company is medical professional liability insurance for physicians, surgeons, dentists, hospitals and other health care providers. Such insurance is primarily offered through PICOM Insurance Company, a stock insurance company incorporated under Michigan law in 1980 and a wholly owned subsidiary of Professionals Group ("PICOM"). Medical professional liability insurance provides insurance against the legal liability of an insured (and against loss, damage or expense incident to a claim of such liability) arising out of bodily injury, sickness, disease or death sustained by a patient arising from an act or omission occuring in the furnishing of health care services to a patient. PICOM is licensed to provide such insurance in Florida, Kentucky, Indiana, Illinois, Iowa, Michigan, Missouri, Ohio, Pennsylvania and Wisconsin and operates primarily in Michigan, Illinois, Indiana and Ohio. ProNational Casualty Company, a stock insurance company incorporated under the laws of Illinois in 1994 and a wholly owned subsidiary of PICOM ("ProNational Casualty"), is licensed to provide such insurance in Illinois.

         In 1994, the Company expanded into other professional liability lines by providing professional liability coverage to lawyers and law firms through PICOM. The Company currently provides reinsurance to an unaffiliated lawyers professional liability insurance company. See "Reinsurance."

         Effective July 1, 1997, PICOM began reinsuring, on a quota-share basis, 40% of the net personal lines insurance business of Michigan Educational Employees Mutual Insurance Company, a Michigan domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan ("MEEMIC"). See "Reinsurance" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         PICOM and ProNational Casualty Company are rated A- by A.M. Best Company, Inc. ("A.M. Best") and A- by Standard & Poor's Corporation ("Standard
& Poor's"). See "Glossary of Selected Insurance Terms" for descriptions of the rating continuums utilized by A.M. Best and Standard & Poor's. In developing their respective ratings, A.M. Best and Standard & Poor's each evaluate an insurer's financial and operating performance including a quantitative evaluation of profitability, leverage and liquidity and a qualitative evaluation of spread of risk, appropriateness of reinsurance, quality and diversification of assets, adequacy of reserves and surplus, and management experience. These ratings are based on factors of concern to policyholders, agents and intermediaries and are not directed towards the protection of investors.

Marketing:

         The Company is licensed to write its insurance products in ten states. The Company currently markets its insurance products in Michigan, Illinois, Indiana, Iowa and Ohio and intends to begin marketing its insurance products in Florida and Pennsylvania in 1998. The Company has applied for licenses in Alabama, Delaware, Georgia, Kansas, Maryland, Minnesota, New Jersey, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. There can be no assurances as to whether or when such licenses will be granted.

         The marketing and sales of the Company's insurance products is carried out by the Company through its offices in Okemos, Michigan, Lisle, Illinois, Indianapolis, Indiana and Columbus, Ohio, and in cooperation with local independent insurance agencies. The Company is primarily responsible for general marketing activities such as advertising, product information, convention participation and relationships with various professional associations of which the Company's insureds are members. Such independent insurance agencies are primarily responsible for the sale of the Company's insurance products by pursuing leads generated by the Company's marketing activities and through agency-generated leads in their local communities. For the years ended December 31, 1997, 1996 and 1995, the Company wrote approximately 85% of its premiums through independent agencies and approximately 15% of its premiums directly. For the years ended December 31, 1997, 1996 and 1995, the Company's top ten independent insurance agencies accounted for approximately 55%, 58% and 55%, respectively, of the Company's direct written premiums. In 1997, 1996 and 1995, one independent insurance agency individually produced approximately 10% of the Company's direct written premiums.

         The Company typically enters into written agreements with those independent insurance agencies offering the Company's insurance products.
These agreements typically authorize the insurance agency to act as the Company's agent for the sale and service of specified insurance products in a specific state. Such agreements are for a stated duration (typically from one year to five years) and are terminable only upon prior written notice. Each insurance agency executing such an agreement acts as an independent contractor and is responsible for all expenses incurred by it. These agreements also (i) provide for direct billing and collection of all premiums by the Company, (ii) provide for specific commissions payable to the insurance agency, (iii) provide for arbitration in the event of disputes, and (iv) prohibit assignment by the insurance agency without the prior written consent of the Company.

Underwriting:

         All underwriting decisions are made by the Company through its underwriting staff. Each prospective insured is required to submit an application for coverage that, among other things, reviews the professional training, area and scope of practice and claims history of the prospective insured. Through its underwriting process, which involves an evaluation of the application and, in certain situations, may include supplemental on-site risk management evaluations, the Company will assess the quality and pricing of the risk. In making such assessment, the Company's underwriting process typically emphasizes loss history, practice specialty and location.

         The Company's insurance policy premiums are based upon several factors, the most important of which are loss history, practice specialty and location of practice. Generally, physicians practicing in surgical specialties (such as neurosurgery, obstetrics, general surgery, orthopedic surgery and plastic surgery) are assessed higher premiums than non-surgeons; and, practices located in larger metropolitan areas are assessed higher premiums than practices located in smaller urban areas and rural areas. For the years ended December 31, 1997, 1996 and 1995, approximately 60%, 63% and 68%, respectively, of the Company's direct medical malpractice written premiums were generated from insureds practicing in non-surgical risk groups and 40%, 37% and 32%, respectively, were generated from insureds practicing in surgical risk groups. For the years ended December 31, 1997, 1996 and 1995, approximately 50%, 51% and 52%, respectively, of such written premiums were generated from insureds practicing in larger metropolitan areas (such as metropolitan Detroit, Michigan and metropolitan Chicago, Illinois) and 50%, 49% and 48%, respectively, of such written premiums were generated from insureds practicing in smaller urban areas and rural areas.

         Currently, the majority of medical professional liability policies issued by the Company are "claims-made" policies, although aproximately 18%, 13% and 13% of the Company's direct medical professional liability premiums during 1997, 1996 and 1995, respectively, were derived from "occurrence" policies. (A claims-made policy is an insurance policy covering only those claims which occur and are reported during the policy period. An occurrence policy is an insurance policy covering losses occurring during the policy period, without regard to when the claim is reported to the insurer. See "Glossary of Selected Insurance Terms.")

Claims Management:

         The Company emphasizes early evaluation and aggressive management of claims. A claim is generally reported directly to the Company by the insured after the insured has received a court summons or a pre-suit notice of claim. The reported claim is logged in to a computerized data base by the Company's claims staff, which then determines whether the potential loss is covered by an insurance policy issued by the Company. If the claim is covered, it is then assigned a claims professional for investigation and analysis. If the claim is in litigation, the claim is also assigned to outside legal counsel selected by the Company and specializing in professional liability claims. During 1997, approximately 72% of the Company's claims were litigated and ultimately resolved through settlement, dismissal or trial, and approximately 28% of the Company's claims were resolved outside of the litigation process through settlement or the abandonment of the claim by the plaintiff.

         The Company's claims staff evaluates and establishes an initial reserve for each claim within the first 90 days after notification of a claim. During the life of a claim, the reserve for such claim is systematically monitored and revised as new information about the claim develops. For litigated claims, the Company's claims staff works closely with outside legal counsel to develop case strategies and to foster full communications with the insured. Medical and/or other professional experts are retained to assist in the analysis and defense of claims. A claims committee comprised of experienced Company representatives and outside medical specialists meets regularly to provide medical insights and input for cases involving complex claims. The Company's claims staff meets on a weekly basis to review cases scheduled for trial. The Company's claims staff frequently attends court settlement conferences along with outside legal counsel and monitors cases during trial.

Reserves and Losses:

         The Company establishes balance sheet reserves based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates include two components: case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses ("losses and LAE") for reported claims and are established by the Company's claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to the Company as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid.

         Loss and loss adjustment expense reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing the Company's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are generally reflected in current operations.

         The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated. See also Note 9 to the Company's consolidated financial statements.

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                            1997                  1996               1995
                                                            ----                  ----               ----
                                                                             (in thousands)
 Balance, beginning of year                               $219,919             $199,605           $188,544
 Less reinsurance balances
  recoverable                                              (19,206)             (14,186)            (3,760)
                                                          --------             --------           --------
 Net balance, beginning of
  year                                                     200,713              185,419            184,784
                                                          --------             --------           --------
 Incurred related to:
   Current year                                             83,466               65,986             63,027
   Prior years                                             (26,341)             (17,618)           (27,469)
                                                          --------             --------           --------
     Total incurred                                         57,125               48,368             35,558
                                                          --------             --------           --------
 Effect of change in
  accounting method                                             --                   --             12,310
 Loss and loss adjustment
  expense reserves assumed                                      --                4,119                 --
                                                          --------             --------           --------
 Paid related to:
   Current year                                             10,512                4,352              3,053
   Prior years                                              32,015               32,841             44,180
                                                          --------             --------           --------
     Total paid                                             42,527               37,193             47,233
                                                          --------             --------           --------
 Net balance, end of year                                  215,311              200,713            185,419
 Plus reinsurance balances
  recoverable                                               23,840               19,206             14,186
                                                          --------             --------           --------
 Balance, end of year                                     $239,151             $219,919           $199,605
                                                          ========             ========           ========


         The following table presents the development of the net liability of undiscounted reserves for losses and LAE for the calendar years 1988 through 1997. (Through 1994, the Company's losses and LAE reserves were discounted. Effective January 1, 1995, this practice was discontinued). The amounts shown for each year on the top line of the table present the Company's estimate of its losses and LAE reserves as originally reported to stockholders. (The losses and LAE reserves as originally reported are presented net of reinsurance recoverables relating to unpaid losses through 1991, net of losses and LAE reserve discount through 1994, and gross of such amounts thereafter). The net liability- end of year line represents the undiscounted estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of reinsurance ceded. The portion of the table labeled "cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The next portion of the table shows the re-estimated amount of the previously recorded loss and LAE reserves based on experience as of the end of each succeeding year, followed by a line indicating the change from the original estimate to the most current re-estimate.

        Analysis of Loss and Loss Adjustment Expense Reserve Development
                                 (in thousands)

                                  December 31,


                                1988      1989       1990       1991       1992       1993    1994       1995    1996       1997
                                ----      ----       ----       ----       ----       ----    ----       ----    ----       ----
Loss & LAE Reserves as
originally reported           $150,745  $162,509   $167,982   $183,603  $184,758  $191,220  $188,544  $199,605  $219,919   $239,151

Less reinsurance recoverable                                              (2,403)   (4,040)   (3,760)  (14,186)  (19,206)   (23,840)

Add pro forma change to
reflect elimination of
discount                        43,637    41,161     32,781     27,839    16,568    12,616    12,310       -         -         -
                              --------  --------   --------   --------  --------  --------  --------  --------  --------   --------

Net liability - end of year   $194,382  $203,670   $200,763   $211,442  $198,923  $199,796  $197,094  $185,419  $200,713   $215,311

Cumulative paid as of:

One year later ..............   44,596    42,611     35,703     43,300    36,220    42,816    44,180    32,841    32,015

Two years later .............   84,376    73,226     69,720     68,512    65,570    73,183    70,008    55,856

Three years later ...........  108,547    99,872     87,375     88,126    84,334    88,507    83,165

Four years later ............  126,619   110,475     99,051     99,732    92,666    94,909

Five years later ............  134,396   118,884    107,379    104,815    96,447

Six years later .............  141,288   125,012    111,347    107,631

Seven years later ...........  146,704   128,772    113,718

Eight years later ...........  150,016   130,914

Nine years later ............  151,368

Re-estimated net liability as
of:

End of year .................  194,382   203,670    200,763    211,442   198,923   199,796   197,094   185,419   200,713     215,311

One year later ..............  206,473   198,911    192,046    183,353   171,318   173,013   169,625   167,778   174,372

Two years later .............  202,528   191,402    172,650    167,450   152,998   158,403   158,756   141,779

Three years later ...........  191,995   173,376    161,494    151,492   145,128   149,654   143,556

Four years later ............  180,919   165,398    146,942    147,193   136,749   139,493

Five years later ............  175,759   155,570    144,384    140,589   132,043

Six years later .............  169,167   154,533    138,998    137,978

Seven years later ...........  170,139   151,591    134,584

Eight years later ...........  168,731   153,135

Nine years later ............  170,428

Net cumulative  redundancy      23,954    50,535     61,179     73,464    66,880    60,303    53,538    43,640    26,341


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

         As shown in the reserve development table, positive reserve development exists for each of the years 1988 through 1996. Such positive reserve development is mainly attributable to (i) the Company's practice of establishing its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties, and (ii) lower than expected claims costs associated in part with tort reform legislation enacted in Michigan between 1986 and 1994. Such tort reform legislation shortened the statute of limitations, introduced a statute of repose with a six year limitation for adults, modified expert witness rules to require more qualified expert witnesses and capped non-economic damages.

         The following table presents a reconciliation of reserves of the Company in accordance with statutory accounting practices ("SAP") with reserves reflected in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1997 and 1996.

               Reconciliation of SAP Reserves with GAAP Reserves
                                 (in thousands)


                                                                                      December 31,
                                                                              1997                     1996
                                                                              ----                     ----
 Loss and LAE reserves - SAP basis                                          $204,653                 $190,055
 Add:
  Discount . . . . . . . . . . . . . . . . . . . . . . . . . .                10,658                   10,658
  Provision for reinsurance on unpaid
   losses  . . . . . . . . . . . . . . . . . . . . . . . . . .                23,840                   19,206
                                                                            --------                 --------
 Loss and LAE reserves - GAAP basis  . . . . . . . . . . . . .              $239,151                 $219,919
                                                                            ========                 ========

         For SAP reporting, loss reserves are discounted at a three percent discount rate, as permitted by insurance regulatory authorities. For GAAP reporting, the Company does not discount reserves. Under SAP, loss and LAE reserves are presented net of the provision for reinsurance, whereas under GAAP, loss and LAE reserves are presented gross of reinsurance and amounts due from reinsurers are presented as an asset.

Investments:

         The Company invests principally in debt securities such as United States government obligations, U.S. government agency mortgage-backed securities, tax-exempt municipal bonds, redeemable preferred stocks and investment grade corporate bonds. Investment policy and the performance of independent investment managers are reviewed quarterly by or on behalf of Professionals Group's Board of Directors. The current investment policy establishes a target duration and limits fixed income purchases (absent specific authorization of Professionals Group's Board of Directors) to securities rated BBB/Baa or better by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's, Duff & Phelps Inc. or Fitch Investors Service Inc. The Company's independent investment manager selects specific bond issues within these guidelines. The Company's investment policy limits holdings in common stocks and preferred stocks, cumulatively, to twenty percent of the Company's statutory surplus.

         In general, the investment policy of the Company is to maximize after tax investment yield, subject to constraints on investment quality, maturity and liquidity. The Company's investment policy establishes a range of appropriate allocation among various asset classes. The precise allocation varies depending on an evaluation of the economic environment and on the Company's tax position. Currently, the Company's investment portfolio consists primarily of United States government agency, corporate and municipal bonds.
As of December 31, 1997, only one of the rated securities in the Company's fixed income portfolio was rated below investment grade (carrying value was $816,000). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of December 31, 1997 and 1996, all fixed maturity securities were classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of deferred federal income taxes, are reported directly through stockholders' equity, and have no effect on net income. As of December 31, 1997 and 1996, the estimated fair value of fixed maturity securities exceeded the aggregate amortized cost by $4.7 million and $298,000, respectively, and stockholders' equity was increased by those amounts, reduced by $1.6 million and $101,000, respectively, in deferred federal income taxes. The increase in net unrealized gains was due to slightly lower interest rates at year end 1997 as compared to year end 1996. See also Notes 4 and 6 to the Company's consolidated financial statements. The Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 1997, a one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately three and one-half percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately three percent.

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

         The Company cedes a material amount of its business to reinsurers to spread risk and limit loss per exposure and to protect stockholders' equity from large or unusual loss activity. As of December 31, 1997, the Company had both excess of loss reinsurance (i.e., reinsurance in which the Company has ceded to a reinsurer, and such reinsurer has assumed, all or a portion of losses associated with a given policy in excess of a specified retention level up to a predetermined limit) and "errors and omissions" insurance (i.e., insurance which protects the Company against losses in excess of policy limits claims).

         The Company has various excess of loss and quota share reinsurance agreements. As of December 31, 1997, the maximum current net retention on business generated by Professionals Group's insurance subsidiaries, subject to certain adjustments of risk on any single coverage per claim after reinsurance, was $300,000. Effective January 1, 1998, the Company's net retention was increased to $500,000 on all business. Individual losses are covered by the excess of loss reinsurance on a per incident basis up to $5 million. The "errors and omissions" insurance protects the Company against losses in excess of policy limits claims up to $10 million, subject to a $500,000 retention for each claim. See also Note 5 to the Company's consolidated financial statements.

         The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company during 1997 and their respective A.M. Best ratings as of December 31, 1997. No other single reinsurer's percentage participation in 1997 exceeded 3% of total ceded reinsurance premiums:


                                                                                         1997 Total        % of 1997
                                                                          Ceded            Ceded          Total Ceded
                                                      A.M. Best        Reinsurance        Premiums          Premiums
                                                      Rating(1)          Balances          Written          Written
                                                      ---------        -----------      -----------       -----------
                                                                         (dollars in thousands)
 Underwriters Reinsurance Company  . . . . . .           A+                $ 4,125       $    -                 -

 TIG Reinsurance . . . . . . . . . . . . . . .            A                  7,299           3,858              36.6%

 PMA Reinsurance Corporation . . . . . . . . .           A+                  3,445           1,936              18.4%

 Continental Casualty Company  . . . . . . . .            A                  3,014           1,708              16.2%

 Odyssey Reinsurance Company . . . . . . . . .           A-                  1,347             869               8.2%

 Other . . . . . . . . . . . . . . . . . . . .           --                  2,422           2,173              20.6%
                                                                           -------          ------            -------

                                                                           $21,652         $10,544             100.0%
                                                                           =======         =======             ======

-----------------------------

(1) See "Glossary of Selected Insurance Terms" for a description of the rating continuum utilized by A.M. Best. See also Note 5 to the Company's consolidated financial statements.

         The Company, through its reinsurance intermediary, annually reviews the financial stability of all of its reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of such review, as of December 31, 1997 and 1996, the Company concluded that there was no material exposure to uncollectible reinsurance balances payable to the Company by its reinsurers. The Company has not experienced any material difficulties in collecting amounts due from reinsurers (ceded reinsurance balances) and believes (i) that its reinsurance is maintained with financially stable reinsurers and (ii) that any reinsurance security maintained is adequate to protect its interests. However, the inability of the Company to collect on its aggregate reinsurance recoverables, or the inability of the Company's reinsurers to make payments under the terms of reinsurance treaties (due to insolvency or otherwise), could have a material adverse effect on the Company's future results of operations and financial condition.

         Prior to 1996, the Company did not assume business from other insurance companies except as follows: In an effort to remediate the variances in certain regulatory ratios of ProNational Casualty, and in order to allow ProNational Casualty to assume PICOM's A.M. Best Rating, ProNational Casualty and PICOM entered into a quota share reinsurance contract whereby not less than 90% of the insurance risks written by ProNational Casualty are reinsured by PICOM. This reinsurance mechanism, which will not affect the Company's consolidated results, is expected to stabilize the underwriting results of
ProNational Casualty.   See "Regulation."  In addition, on December 31, 1996,
the Company assumed all of the loss and loss adjustment expense reserves and unearned premiums of American Medical Insurance Exchange. See "Subsidiaries."

         During 1997, PICOM entered into an agreement with Michigan Lawyers Mutual Insurance Company ("MLM") whereby PICOM ceded all of its Michigan lawyers professional liability insurance policies in-force to MLM and reinsured 35% of MLM's net premiums. As part of this arrangement MLM will provide certain insurance support services to enable PICOM to introduce its lawyers professional liability product into Illinois, Ohio and Indiana during 1998.
The assumed premiums earned and the assumed losses and loss adjustment expenses incurred in connection with the MLM reinsurance agreement were $548,000 and $494,000, respectively, for the year ended December 31, 1997.

         Effective July 1, 1997, PICOM began assuming, on a quota-share basis, 40% of the net personal automobile and homeowners insurance risks of MEEMIC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The assumed premiums earned and the assumed losses and loss adjustment expenses incurred in connection with the MEEMIC reinsurance agreement were $20.1 million and $13.1 million, respectively, for the year ended December 31, 1997.


Competition:

         The Company competes with numerous insurance companies as well as various self-insurance mechanisms. Principal competitors in the Midwest consist of three customer-owned local insurance companies (Michigan Physicians Mutual Liability Company, Illinois State Medical Inter-Insurance Exchange and Michigan Hospital Association Insurance Company) and several national companies (including The St. Paul Companies, The Medical Protective Company, American International Group, MMI Companies, Cincinnati Insurance Company, and CNA Insurance Companies). The majority of these competitors have substantially greater financial resources than does the Company.

         Competition in the medical malpractice insurance industry may take several forms, including pricing, service quality, breadth and flexibility of coverages, method of sale, and insurance carrier financial stability and ratings. The Company competes through name recognition and reputation, especially in its Midwest markets, by emphasizing a high level of customer service to insureds, and by using local insurance agencies to sell and distribute its insurance products. The Company has attempted to balance its need for rate adjustments with the goal of maintaining market share in a very competitive insurance market. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long term.

         The success of the Company may also be influenced by general economic conditions in the geographic markets served by it. No assurance can be given that favorable economic conditions will exist in such markets.

Regulation:

         General. Insurance holding companies and insurance companies are extensively regulated. Such regulation has had significant effect on the operations of insurance holding companies and insurance companies in the past and is expected to have significant effects in the future. Periodically, legislation is considered and adopted which has resulted in, or that could result in, further regulation or deregulation of insurance holding companies and insurance companies. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Company.

         Insurance companies are subject to regulation by government agencies in the states in which they are licensed. PICOM is licensed as a property and casualty insurer in Michigan, Florida, Illinois, Indiana, Iowa, Kentucky, Missouri, Ohio, Pennsylvania and Wisconsin. ProNational Casualty is licensed as a property and casualty insurer in Illinois. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premium, losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single entity, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

         PICOM and ProNational Casualty principally write medical malpractice insurance and additional requirements are placed upon them to report detailed information with regard to the settlements or judgments against their respective insureds. In addition to the reporting to the states of medical malpractice settlements and judgments, payments must also be reported to the National Practitioners Data Bank ("Data Bank"). Penalties attach if reports to the states and to the Data Bank are not made.

         Every insurance company is subject to a periodic examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last periodic examination of PICOM was based on its December 31, 1995 statutory financial statements and a report was issued on October 15, 1996. As of December 31, 1997, ProNational Casualty had yet to undergo a periodic examination. Various states also conduct "market conduct examinations" which are periodic, unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms. PICOM and ProNational Casualty have not undergone a market conduct examination. Neither PICOM nor ProNational Casualty was required to make any financial adjustments or change any market conduct procedures as a result of any of these examinations.

         Insurance companies are also affected by a variety of state and Federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance.

         Professionals Group is subject to regulation as an insurance holding company because of its ownership of PICOM and is required to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. Similarly, and in addition to being regulated as an insurance company, PICOM is subject to regulation as an insurance holding company because of its ownership of ProNational Casualty and it is also required to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. As insurance holding companies, Professionals Group and PICOM are also subject to special reporting and prior approval requirements with respect to transactions among affiliates.

         Regulation of the insurance industry is undergoing continuous change and the ultimate effect of such changes cannot be predicted. Regulations now affecting the Company may be modified at any time and new regulations affecting the Company may be enacted. There is no assurance that such modifications will not adversely affect the business of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation."

         Change or Acquisition of Control. PICOM is a Michigan stock, property and casualty insurance company organized under the Michigan Insurance Code of 1956, as amended (the "Michigan Insurance Code"). ProNational Casualty is an Illinois stock, property and casualty insurance company organized under the Illinois Insurance Code. The Michigan Insurance Code and the Illinois Insurance Code all provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurer or of any person controlling a domestic insurer must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In each of Michigan and Illinois, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

         In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurer in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist such as undue market concentration.

         Insolvency Funds; Mandatory Pools. Most states require admitted property and casualty insurers to become members of insolvency or guaranty funds or associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. No assessments from guaranty funds were charged to the insurance subsidiaries of Professionals Group in 1997, 1996 or 1995. Assessments from guaranty funds may, to a limited extent, be recovered through future premium tax reductions.

         Insurance companies are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Pools are typically found in insurance lines such as workers' compensation, homeowners and personal automobile insurance. PICOM does not currently offer any of these insurance lines directly, but does provide reinsurance to MEEMIC. Moreover, PICOM could offer such insurance lines directly in the future. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that these assessments are imposed on the insurance subsidiaries of Professionals Group, they could have an adverse effect on Professionals Group or its insurance subsidiaries.

         Restrictions on Dividends. Insurance companies and self-insurance trust funds are subject to various state and regulatory restrictions, generally applicable to each insurer in its state of incorporation, which limit the amount of dividends or distributions by an insurer to its stockholders or policyholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices.

         The Michigan Insurance Code and the Illinois Insurance Code regulate the distribution of dividends and other payments to a holding company by its insurance subsidiaries. Under each of the Michigan Insurance Code and the Illinois Insurance Code, an insurer may pay dividends or distribute cash or other property so long as such dividends or distributions, together with all other dividends or distributions made within the preceding year, do not exceed the greater of (i) 10% of the insurer's policyholders' surplus as of December 31 of the preceding year or (ii) the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year, with larger dividends payable only upon prior regulatory approval. Such restrictions or any additional subsequently imposed restrictions may in the future affect Professionals Group's ability to fund its operations, pay principal and interest on its debt, pay its expenses and pay any cash dividends to its stockholders. Future dividends from Professionals Group's subsidiaries may also be limited by business considerations.

         Risk-Based Capital. The National Association of Insurance Commissioners (the "NAIC") has established risk-based capital ("RBC") requirements to assist regulators in monitoring the financial strength and
stability of property and casualty insurers.   Under the NAIC requirements,
regulatory compliance is determined by a ratio of an insurer's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, as defined by the NAIC. Insurers below specific ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                                                Ratio of Total Adjusted Capital
                                                                to Authorized Control Level RBC
 Level                                                              (Less Than or Equal To)
 -----                                                          -------------------------------
 Company action level                                                         2.0
 Regulatory action level                                                      1.5
 Authorized control level                                                     1.0
 Mandatory control level                                                      0.7


         PICOM and ProNational Casualty have calculated their ratios of total adjusted capital to authorized control level RBC and each were in excess of 4:1 at December 31, 1997. At December 31, 1997, PICOM's total adjusted capital was $99.7 million, and its authorized control level RBC was $23.1 million, and ProNational Casualty's total adjusted capital was $10.2 million, and its authorized control level RBC was less than $1.0 million.

         NAIC-IRIS Ratios. The NAIC's Insurance Regulatory Information System was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurers operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries from individual state insurance commissioners.

         In 1997, 1996 and 1995, PICOM did not have any ratios which varied from the "usual value" range.

         In 1995, ProNational Casualty had two ratios which varied from the "usual value" range as follows:



                         Ratio                               Usual Range          ProNational Casualty Value
                         -----                               -----------          --------------------------
          Two year over-all operating ratio                   up to 100%                     125%
          Change in surplus                                  (10%) to 50%                   (26%)

         In 1996, ProNational Casualty had two ratios which varied from the "usual value" range as follows:




                         Ratio                               Usual Range          ProNational Casualty Value
                         -----                               -----------          --------------------------
          Two year over-all operating ratio                   up to 100%                     122%
          Change in net writings                             (33%) to 33%                   (99%)

         In 1997, ProNational Casualty had two ratios which varied from the "usual value" range as follows:




                         Ratio                               Usual Range          ProNational Casualty Value
                         -----                               -----------          --------------------------
          Change in Surplus                                  (10%) to 50%                    69%
          Change in net writings                             (33%) to 33%                   (99%)

         At present, no inquiries have been received from any state insurance commissioner as a result of the "unusual values" for ProNational Casualty. In an effort to remediate such "unusual values", and in order to allow ProNational Casualty to assume PICOM's A.M. Best Rating, ProNational Casualty and PICOM entered into a quota share reinsurance contract whereby not less than 90% of the insurance risks written by ProNational Casualty are reinsured by PICOM. This reinsurance mechanism, which will not affect the Company's consolidated results, is expected to stabilize the underwriting results of ProNational Casualty.

         Effect of Federal Legislation. Although the Federal government does not directly regulate the business of insurance, Federal initiatives often affect the insurance business in a variety of ways. Current and proposed Federal measures which may significantly affect the insurance business include Federal government participation in health care reform, product liability claims, environmental regulation, pension regulation (ERISA), examination of the taxation of insurers and reinsurers, minimum levels of liability insurance and safety regulations.

         Tort Reform. On a state level, several states, including Michigan, have adopted tort reforms designed to moderate the risk of practice to health care providers. Although such legislation is being subjected to numerous constitutional challenges, it generally has a positive impact by reducing malpractice losses. Such legislation also tends to result in increased competition because it causes the particular state to be more attractive to other insurance companies seeking to expand their markets. The Company has seen an increase in competition in its markets due, in part, to the passage of tort reform.

         On the Federal level, attempts to reform the delivery of medical care have contained provisions that could, if adopted, have a material impact on the Company and its insurance products. An example of such a change is the concept of "enterprise liability" that was contained in President Clinton's health care proposal. Under the enterprise liability concept, doctors would not bear individual liability for malpractice events with such liability being borne by the hospital or other enterprise in which the doctor practices. If enterprise liability or a similar concept were adopted, insurers such as PICOM could be at a competitive disadvantage since their business is concentrated in individual physician risks and larger, more established, companies already provide medical malpractice insurance for the enterprise risks.

Subsidiaries:

         Professionals Group has four direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries. The direct wholly-owned subsidiaries are:
PICOM, PICOM Insurance Agency, Inc. ("PIA"), PICOM Financial Services Corporation ("PFSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of PICOM, are: PICOM Claims Services Corporation ("PCSC") and ProNational Casualty.

         PICOM is a stock, property and casualty insurer incorporated under the laws of the State of Michigan in 1980. PICOM offers professional liability insurance for physicians, surgeons, dentists, hospitals, other health care providers and lawyers and law firms. The Company is licensed to provide such insurance products in Michigan, Florida, Illinois, Indiana, Iowa, Kentucky, Missouri, Ohio, Pennsylvania and Wisconsin. PIA is an inactive Michigan insurance agency incorporated under the laws of the State of Michigan on March 31, 1981. PFSC is an inactive business corporation incorporated under the laws of the State of Michigan on May 29, 1986. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis and was incorporated under the laws of the State of Michigan on December 10, 1985. ProNational Casualty is a stock, property and casualty insurer incorporated under the laws of the State of Illinois on December 5, 1994. ProNational Casualty provided medical malpractice insurance to physicians and physician corporations in Illinois through 1997.

Employees:

         The Company had 90 full-time employees and four part-time employees as of December 31, 1997. None of these employees are covered by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

Forward-Looking Statements:

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward- looking statements, which are subject to risks and uncertainties. In order to avail itself of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. All of such factors are difficult to predict and many are beyond the control of the Company. These important factors include certain factors discussed elsewhere herein (such as (i) future economic conditions in the regional and national markets in which the Company competes; (ii) financial market conditions, including, but not limited to, changes in interest rates; (iii) inflation; (iv) estimates of loss reserves and trends in losses and LAE; (v) changing competition; and (vii) adverse changes in applicable law, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters) and the following:

         Market Conditions May Impact Results and Operations. A majority of the direct insurance premium revenues of the Company are derived from medical malpractice risks. Many factors influence the financial results of the medical malpractice insurance business, several of which are beyond the control of the Company. The supply of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the medical malpractice insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions (a "soft insurance market") followed by periods of capital shortage and lesser competition (a "hard insurance market"). For several years, the medical malpractice insurance industry and the Company have faced a soft insurance market that has generally resulted in lower premiums and reduced profitability. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful. There can be no assurances regarding whether or when market conditions will improve, or the manner in which, or the extent to which, changes in market conditions may impact the results and operations of the Company.

         Economic Conditions May Impact Results and Operations. Insurance companies rely on the positive performance of their investment portfolios to offset insurance losses and to enhance profitable results. Consequently, prevailing economic conditions, particularly changes in market interest rates, may significantly affect the operations of an insurance company that depend on its net investment income. In addition, changes in interest rates also can affect the value of an insurance company's interest-earning assets, which are comprised of fixed and adjustable-rate investment securities. Generally, the value of fixed-rate investment securities fluctuates inversely with changes in interest rates. Changes in interest rates also can affect the average life of investment securities. An insurance company is subject to reinvestment risk to the extent that it is not able to reinvest prepayments at rates which are comparable to the rates on the maturing investments.

         Changes in market interest rates have resulted in significant changes in the market value of the Company's portfolio of fixed maturity investments. As of December 1997, such portfolio had a modified duration of approximately four years and a market value that was $4.7 million more than the $308.9 million amortized cost of such portfolio. As of December 31, 1996, such portfolio had a modified duration of approximately four years and a market value that was $298,000 more than the $286.0 million amortized cost of such portfolio. As of December 31, 1997, a one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately three and one-half percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately three percent.

         The success of the Company may also be influenced by general economic and legal conditions in the geographic markets served by it and its respective subsidiaries. No assurance can be given that favorable economic and legal conditions will exist in such markets.

         Health Care Industry Consolidation May Impact Results and Operations. The Company derives a majority of its direct premium income from physicians and
other   individual health care providers, physician groups, and smaller health care facilities. The health care industry is undergoing rapid market driven change and consolidation which may negatively impact the medical practice and economic independence of physicians who are the primary customer base of the Company. For example, the emergence of "managed care" has made it more difficult for physicians to conduct a traditional fee-for-service practice and has caused some physicians to leave private practice for employment with medical systems or to join or contractually affiliate with managed care organizations or practice management organizations. Such change and consolidation may result in the elimination of, or a significant decrease in, the role of the physician in the medical malpractice insurance purchasing decision. It could also result in greater emphasis on the role of professional managers, who may seek to purchase insurance on a price competitive basis and who may favor insurance companies that are larger and more highly rated than the Company. In addition, such change and consolidation could reduce medical malpractice premiums available to the Company as groups of insurance purchasers generally retain more risk by accepting higher deductibles and self insured retentions or by forming their own captive insurance mechanisms.

         The movement from a traditional fee-for-service practice to the managed care environment may also result in an increase in the liability profile of the Company's insureds. The majority of the Company's insured physicians practice in primary care specialties such as internal medicine, family practice, general practice and pediatrics. In the managed care environment, these primary care physicians are being required to take on the role of "gatekeeper" and control the use of specialty care by controlling access to specialists and by performing certain procedures that would customarily be performed by specialists in a fee-for-service setting. These practice changes may result in an increase in the claims frequency and severity experienced by primary care physicians and by their insurance carrier.

         Underwriting Losses and Reserves Based on Actuarial Assumptions. The Company collects premiums for the insurance coverage it provides. Such premiums are based upon certain actuarial and other assumptions. Although Professionals Group's insurance subsidiaries employ actuarial assumptions that they believe are reasonable, such assumptions are, by their nature, estimates. To the extent that the actuarial and other assumptions used by the Company prove to be incorrect, it may incur unanticipated underwriting losses on the risks that it insures. Medical malpractice claims and expenses may be paid over a period of ten years or more, which is longer than most property and casualty insurance. Trends in losses may therefore be slow to appear and accordingly, the reaction of the Company, in terms of modifying underwriting practices and changing premium rates, may lag underlying loss trends. In addition, inflation may increase the ultimate loss costs of Professionals Group.

         The loss and loss adjustment expense reserves established by the Company are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost of settling such claims. If the reserves of the Company are inadequate, it will be required to increase its reserves and thus reduce its net income or stockholders' equity in the period in which the deficiency is identified. Unanticipated underwriting losses or materially underestimated reserves could have a material adverse effect on the Company.

         Reliance on Reinsurance. In order to reduce risk and to increase its underwriting capacity, the Company obtains reinsurance from unaffiliated reinsurers (including domestic and foreign companies), although it retains a portion of each risk reinsured. The Company is subject to credit risk with respect to its reinsurers because reinsurance does not relieve the Company of its original liability to its insureds for the risks ceded to reinsurers. Although the Company believes that its reinsurance is maintained with financially stable reinsurers and that any reinsurance security maintained is adequate to protect its interests, the inability to collect on its reinsurance recoverables, or the inability of its reinsurers to make payments under the terms of reinsurance treaties (due to insolvency or otherwise), could have a material adverse effect on its future results of operations and financial position.

         The amount and cost of reinsurance available to companies specializing in medical professional liability insurance are subject, in large part, to prevailing market conditions beyond the control of the Company. The ability of the Company to provide professional liability insurance at competitive premium rates and coverage limits on a continuing basis will depend in part upon its ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect their competitive position. Although the Company anticipates that it will continue to be able to obtain such reinsurance, there can be no assurance that this will be the case.

         Professionals Group is Dependent on Results and Operations of Subsidiaries. Professionals Group is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of Professionals Group's funds are dividends and other distributions from its subsidiaries, borrowings and sales of equity. The rights of Professionals Group, and consequently its stockholders, to participate in any distribution of assets of any of its subsidiaries is subject to prior claims of policyholders, creditors and preferred stockholders, if any, of such subsidiary (except to the extent claims of Professionals Group in its capacity as a creditor are recognized), and to certain regulatory restrictions. Consequently, Professionals Group's ability to fund its operations, and to pay debts, expenses and cash dividends to its stockholders may be limited.

         Professionals Group may engage in activities in addition to providing insurance through its subsidiaries. Such activities could include activities related to providing insurance, such as claims and risk management services, and activities unrelated to insurance, such as medical practice management services. To the extent that Professionals Group engages in activities that are unrelated to medical malpractice insurance, it may have no or limited experience or senior management expertise related to such new activities.

         Potential Adverse Consequences of Acquisitions, Business Combinations and Reinsurance Relationships. The Company has experienced significant growth in premium volume as a result of acquisitions, business combinations and reinsurance relationships. The Company intends to continue to pursue such transactions and relationships to the extent suitable candidates and acceptable terms may be identified. The Company is unable to predict whether or when any candidate for such a transaction or relationship will become available or the likelihood that any such transaction or relationship will be completed. The Company competes for acquisition, business combination, reinsurance and expansion opportunities with many entities that have substantially greater resources. In addition, such transactions and relationships may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable candidates for such transactions or relationships, complete any such transactions or relationships, integrate acquired businesses into its operations, or expand into new markets. Once integrated, such transactions or relationships may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected.

         On August 15, 1997, Professionals Group announced that it had signed a definitive agreement to merge PICOM with Physicians Protective Trust Fund a medical malpractice self-insurance trust fund located in Coral Gables, Florida that provides medical malpractice insurance for physicians and physician corporations in the State of Florida ("PPTF"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The merger is expected to be accounted for as a pooling of interests (which means Professionals Group will carry forward to its accounts the assets and liabilities of PPTF at the respective amounts reported by PPTF) and is expected to occur in the second quarter of 1998, subject to regulatory and stockholder/policyholder approval.

Glossary of Selected Insurance Terms

         A.M. Best Rating. A.M. Best Ratings are divided into "Secure" and "Vulnerable" rating groups as follows. Secure Ratings: A++,A+ (Superior); A,A- (Excellent); and B++,B+ (Very Good). Vulnerable Ratings: B,B-(Adequate); C++,C+ (Fair); C,C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

         Cede. To transfer to another insurer (the reinsurer) all or part of the insurance risk underwritten by an insurer.

         Claims-made policy. An insurance policy covering only those claims which are reported during the policy period.

         Combined ratio. The sum of the expense ratio and the loss and LAE ratio.

         Earned premium. The prorated portion of an insurance premium which is no longer considered prepaid as a result of the elapsed time the insurance policy has been in force. For example, after six months, $12,000 of a prepaid $24,000 annual premium is considered earned premium.

         Excess of loss reinsurance. A form of reinsurance in which the insurer cedes to a reinsurer, and such reinsurer assumes, all or a portion of losses in excess of a specified retention level up to a predetermined limit.

         Expense ratio. The ratio of underwriting expenses to net premiums earned.

         Incurred but not reported (IBNR). The liability for future payments on losses which have occurred but have not yet been reported.

         Loss adjustment expenses (LAE). The expenses of settling claims, including legal and other fees.

         Loss and LAE ratio. The ratio of incurred losses and loss adjustment expenses to premiums earned. Losses include increases in reserves for extended reporting period claims.

         Net premiums written. Premiums retained by an insurer after deducting premiums on business ceded to others.

         Occurrence Policy. An insurance policy covering losses occurring during the policy period, without regard to when the claim is reported to the insurer.

         Quota Share Reinsurance. A form of treaty or facultative reinsurance in which the insurer cedes and the reinsurer assumes an agreed- upon percentage of risks. Also known as proportional reinsurance.

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

         Reserves. Liability established by an insurer to reflect the estimated cost of claim payments and loss adjustment expenses that the insurer will ultimately be required to pay with respect to the insurance it has underwritten.

         Standard & Poor's ratings. Standard & Poor's Claims-Paying Ability Ratings are divided into "Secure Range" and "Vulnerable Range" groupings as follows. Secure Range: AAA (Superior); AA (Excellent); A (Good); and BBB (Adequate). Vulnerable Range: BB (May be Adequate); B (Vulnerable); CCC (Extremely Vulnerable); and R (Regulatory Action).

         Statutory Accounting Practices (SAP). Those principles required by state law which must be followed by insurers in submitting their financial statements to state insurance departments.

         Statutory surplus. The amount remaining after all liabilities of an insurance company are subtracted from all of its admitted assets, applying statutory accounting principles.

Item 2.  Properties

         The Company owns its principal executive offices in Okemos, Michigan which houses the majority of its employees. The Company also owns, primarily for investment purposes, an office building in Williamston, Michigan. The Company leases office facilities in Lisle, Illinois, Indianapolis, Indiana and Columbus, Ohio. The Company also leases operating equipment under cancelable and noncancelable agreements.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which Professionals Group or any of its direct or indirect subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Professionals Group's stockholders during the fourth quarter of 1997.

Executive officers of registrant:

         As of March 16, 1998, the executive officers of Professionals Group consisted of the persons identified below. Executive officers are elected annually by, and serve at the pleasure of, Professionals Group's Board of Directors.

        Name                      Age                      Position
        ----                      ---                      --------
W. Peter McCabe, M.D.             58       Chairman

Victor T. Adamo, Esq., CPCU       50       President and Chief Executive Officer

R. Kevin Clinton, FCAS, MAAA      43       Vice President, Treasurer and Chief Financial Officer

Annette E. Flood, Esq., R.N.      39       Secretary

         W. Peter McCabe, M.D. has been the Chairman of the Board and a director of Professionals Group since 1996. Dr. McCabe has been Chairman of the Board and a director of PICOM since 1994 and 1980, respectively. Dr. McCabe has been a director of Michigan Educational Employees Mutual Insurance Company, a Michigan mutual insurance company that writes personal automobile
and homeowners coverages, since May 1997.    He is board certified in Plastic
Surgery and a past President of the Michigan State Medical Society. Dr. McCabe is engaged in private practice and serves on the medical staff of Saint John Hospital, Detroit, Michigan. Dr. McCabe is a graduate of Harvard College and Cornell University Medical School.

         Victor T. Adamo, Esq., has been the President and Chief Executive Officer and a director of Professionals Group since 1996, the President and a director of PICOM since 1990, and the Chief Executive Officer of PICOM since 1987. Mr. Adamo also has been a director of Michigan Educational Employees Mutual Insurance Company, a Michigan mutual insurance company that writes personal automobile and homeowners coverages, since May 1997. Prior to joining PICOM, Mr. Adamo was in private legal practice from 1975 to 1985 and represented PICOM in corporate legal matters. Mr. Adamo is a graduate of The University of Michigan and New York University School of Law and is a Chartered Property Casualty Underwriter (CPCU). Mr. Adamo and Mr. R. Kevin Clinton are the only current directors of Professionals Group who are also employees of Professionals Group or a subsidiary of Professionals Group.

         R. Kevin Clinton, FCAS, MAAA, has been the President and a director of Michigan Educational Employees Mutual Insurance Company, a Michigan mutual insurance company that writes personal automobile and homeowners coverages, since May 1997. Mr. Clinton has been a Vice President and Chief Financial Officer of Professionals Group since 1996 and a director of Professionals Group since September 1997. Mr. Clinton served as Vice President, Treasurer and Actuary of PICOM from 1990 through June 1997. Prior to becoming an officer of PICOM, Mr. Clinton was PICOM's consulting actuary from 1986 to 1990. He formerly served as the Actuary for the Michigan Insurance Bureau and in the actuarial department of Michigan Mutual Insurance Company. Mr. Clinton is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Clinton is a graduate of The University of Michigan where he received a B.A. degree in business administration and a M.A. in actuarial science. Mr. Clinton and Mr. Victor T. Adamo are the only current directors of Professionals Group who are also employees of Professionals Group or a subsidiary of Professionals Group.

         Annette E. Flood, Esq., R.N., has been the Secretary of Professionals Group since 1996. Ms. Flood is Vice President, Corporate Secretary and Legal Counsel of PICOM. Ms. Flood has been a director of Michigan Educational Employees Mutual Insurance Company, a Michigan mutual insurance company that writes personal automobile and homeowners coverages, since May 1997. Prior to joining PICOM in 1992, Ms. Flood was employed by Lansing General Hospital, Lansing, Michigan, from 1986 to 1992, most recently in the capacity of Vice President, Legal Services and Quality Management. Prior to joining the Lansing General Hospital staff, Ms. Flood was in the litigation section of the law firm of Dykema Gossett PLLC, Lansing, Michigan. Ms. Flood has a B.A. degree in nursing from The University of Michigan and a law degree from Wayne State University Law School.

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

                                                                                       Common Stock
                                                                                    ------------------
                                                                                    High           Low
                                                                                    ----           ---
1997
----
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $25.25          $20.00
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29.50           22.00
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39.00           27.50
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43.00           33.00

1996
----
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $23.41          $18.86
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22.95           19.77
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22.27           19.55
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22.00           19.77

         As of March 16, 1998 there were 2,630 registered holders of shares of common stock, no par value per share, of Professionals Group.

         The holders of common stock, no par value per share, of Professionals Group are entitled to receive such dividends as may be declared from time to time by the Board of Directors of Professionals Group out of funds legally available therefor. Professionals Group is not expected to declare cash dividends on its common stock for the foreseeable future, as it is expected that earnings of Professionals Group and its subsidiaries will be retained and used for operations. Any future dividends will depend upon, among other things, future financial results and requirements and contractual restrictions applicable to Professionals Group or its subsidiaries, including a covenant related to Professionals Group's bank term loan which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Professionals Group declared a 10% stock dividend on November 21, 1996 which was paid on December 16, 1996 to stockholders of record as of December 4, 1996. No fractional shares of common stock were issued in payment of the stock dividend. In lieu of fractional shares, cash of approximately $26,000 was paid to stockholders.

         The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly PICOM). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions. Generally, these restrictions limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. As of January 1, 1998, approximately $14.2 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1997 and 1996, Professionals Group's insurance subsidiaries paid cash dividends aggregating $4.7 million and $3.5 million, respectively, to Professionals Group. None of Professionals Group's insurance subsidiaries paid any cash dividends in 1995. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also Note 12 to the Company's consolidated financial statements).

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

                                                                       Years Ended December 31,
                                                          -----------------------------------------------------
                                                          1997       1996        1995       1994       1993
                                                          ----       ----        ----       ----       ----
Income Statement Data(1):
  Gross premiums written                                  $81,690    $64,771   $67,727     $51,110    $50,514
  Net premiums written                                     71,146     55,464    55,151      48,778     48,177
  Net premiums earned                                      71,968     56,687    55,684      48,490     48,192
  Net investment income                                    18,719     15,741    14,729      13,379     12,363
  Total revenues and other income                          91,649     72,242    70,572      59,867     67,476
  Losses and loss adjustment expenses(2)(4)                57,125     48,368    35,558      44,853     44,585
  Total expenses                                           77,742     60,219    46,230      52,669     52,775

  Income before cumulative effect of change in
   accounting method                                       11,026      9,585    16,066       5,154      9,866
  Cumulative effect of change in accounting
   method(2)                                                   --         --    (8,125)         --         --
                                                          -------    -------   -------     -------    -------
  Net income                                              $11,026    $ 9,585   $ 7,941     $ 5,154    $ 9,866
                                                          =======    =======   =======     =======    =======

  Weighted average shares outstanding(3)                    3,506      3,487     3,432       3,557      3,557
                                                            =====      =====     =====       =====      =====
  Weighted average shares outstanding -
   assuming dilution(3)                                     3,508      3,487     3,432       3,557      3,557
                                                            =====      =====     =====       =====      =====

Earnings per share(3):
  Income before cumulative effect of change in
   accounting method                                       $ 3.15     $ 2.75     $4.68      $ 1.45     $ 2.77
  Cumulative effect of change in accounting
   method(2)                                                   --         --     (2.37)         --         --
                                                           ------     ------     ------     ------     ------
  Net income per common share                              $ 3.15     $ 2.75     $ 2.31     $ 1.45     $ 2.77
                                                           ======     ======     ======     ======     ======

  Net income per common share -
   assuming dilution                                       $ 3.14     $ 2.75    $ 2.31      $ 1.45     $ 2.77
                                                           ======     ======    ======      ======     ======

Cash dividends declared per share                          $   --     $   --    $   --      $   --     $   --
                                                           ======     ======    ======      ======     ======


                                                                      As of December 31,
                                                  ---------------------------------------------------------
                                                      1997         1996       1995         1994        1993
                                                      ----         ----       ----         ----        ----
Balance Sheet Data:
  Total investments                               $342,561      $300,132    $280,607     $249,979    $253,133
  Total assets                                     413,195       357,382     330,712      297,926     301,106
  Loss and loss adjustment expense reserves(2)     239,151       219,919     199,605      188,544     191,221
  Reserve for extended reporting period claims      15,300        14,795      14,082       12,738      12,238
  Unearned premiums                                 21,665        21,945      23,122       24,557      24,347
  Stockholders' equity                             101,926        87,958      78,411       63,142      64,839
  Book value per common share(3)                     29.07         25.09       22.84        17.75       18.23

--------------------------------
                                                                          Years Ended
                                                                          December 31,
                                                  ---------------------------------------------------------
                                                      1997         1996       1995         1994        1993
                                                      ----         ----       ----         ----        ----
Selected Statutory Data:
  Loss ratio(4)                                      80.1%         85.4%       71.5%        93.5%       94.1%
  Expense ratio                                      23.7%         15.9%       17.3%        15.4%       15.8%
                                                     -----       -------     -------      -------     -------
  Combined ratio                                    103.8%        101.3%       88.8%       108.9%      109.9%
                                                    ======      ========     =======      =======     =======

  Statutory surplus                               $108,178       $80,572     $67,006      $47,149     $40,431
  Net premiums written to statutory surplus           .66x          .74x        .82x        1.03x       1.19x

Selected GAAP Data:
  GAAP combined ratio(4)                            106.5%        106.2%       83.0%       108.6%      109.5%
                                                    ======        ======      ======       ======      ======

--------------------------------

(1) Effective January 1, 1995, the Company began writing a book of business previously written by an Illinois insurance company. Effective July 1, 1997, the Company began assuming 40% of the net premiums of a Michigan insurance company.
(2) The Company discounted loss and loss adjustment expense reserves through 1994. In 1993 the Company changed its loss and loss adjustment expense reserve discount rate from 3.75% to 3%. This reduction in reserve discount rate was treated as a change in accounting estimate and resulted in a decrease in net income of $2.0 million for 1993. The effects of such change in the reserve discount rate, which was previously presented as a change in accounting method, has been reclassified and presented as a change in accounting estimate. Effective January 1, 1995, the Company eliminated its practice of discounting loss and loss adjustment expense reserves for GAAP reporting purposes, which was treated as a change in accounting method.
(3) Weighted average shares outstanding are in thousands. Prior period amounts have been restated for the effects of 10% stock dividends on December 16, 1996 and December 1, 1994 and 1993, respectively.
(4) In 1995 the Company reduced its estimated liability for loss and loss adjustment expense reserves by $12.3 million for redundancies. The ratio includes the increase in reserve for extended reporting period claims.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

Financial Condition:

         The Company's total assets were $413.2 million and $357.4 million as of December 31, 1997 and 1996, respectively, an increase of 15.6%. The increase in total assets as of December 31, 1997 was due mainly to bank borrowings received that were used to fund the Company's purchase of a $21.5 million surplus note issued by MEEMIC (see "Liquidity and Capital Resources") and to positive cash flows from operations.

         Paid losses and loss adjustment expenses were $42.5 million in 1997, as compared to $37.2 million in 1996 and $47.2 million in 1995. Paid losses and loss adjustment expenses for 1997 were $5.3 million more than in 1996 due mainly to the Company's reinsurance agreement with MEEMIC. See "Liquidity and Capital Resources." Paid losses and loss adjustment expenses for 1996 were $10.0 million less than in 1995 primarily due to the effect of tort reform legislation enacted in Michigan during 1994. A pre-suit notification procedure enacted as part of such tort reform legislation has enabled the Company to investigate and resolve many claims in a less expensive manner. Since the adoption of such legislation, the Company has been able to utilize its internal claims management staff to a greater extent. In the years prior to the adoption of such legislation, the Company had utilized, to a greater degree, more expensive outside legal counsel to investigate and resolve claims. In addition, paid losses and loss adjustment expenses were significantly higher in 1995 due to the high number of claims filed in 1994 just prior to the effective date of such tort reform legislation.

         As of December 31, 1997 and 1996, the Company had invested assets of $342.6 million and $300.1 million, respectively. Such 14.1% increase in invested assets resulted mainly from bank borrowings received that were used to fund the Company's purchase of a $21.5 million surplus note from MEEMIC (see "Liquidity and Capital Resources") and positive cash flows from operations. As of December 31, 1997 and 1996, invested assets represented approximately 83% and 84%, respectively, of the Company's total assets at those dates.

         As of December 31, 1997 and 1996, the Company's investment portfolio was dominated by fixed maturity securities and primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. As of December 31, 1997 and 1996, these fixed maturity securities aggregated $313.6 million and $286.3 million, respectively. Approximately $288.2 million of the fixed maturity portfolio was comprised of rated securities of which 99.7% were rated investment grade or better at December 31, 1997. Approximately 87.1% of the non-rated fixed maturity portfolio was comprised of the surplus note investment in MEEMIC.

         The following table provides a profile of the Company's fixed maturity portfolio by rating as of December 31, 1997:

                                                             Fair Value (As Reflected                      Percent of
                  S&P/Moody's Rating                             on Balance Sheet                          Portfolio
                  ------------------                         ------------------------                      ----------
                                                              (Amounts in thousands)
                  AAA/Aaa (including U.S.
                  Governments of $32,200)                            $173,673                                  55.4%

                  AA/Aa                                                61,773                                  19.7%

                  A/A                                                  45,055                                  14.4%

                  BBB/Baa                                               7,654                                   2.4%

                  Not rated                                            24,662                                   7.8%

                  All other                                               816                                   0.3%
                                                                     --------                                 -----

                     Total                                           $313,633                                 100.0%
                                                                     ========                                 =====


         In December 1995, the Company reclassified all of its fixed maturity securities previously classified as held-to-maturity to available- for-sale, as permitted by the Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board ("FASB"). This one-time reclassification increased stockholders' equity by $511,000, net of deferred federal income taxes, as of December 31, 1995. All fixed maturity securities are classified as available-for-sale and are carried at fair value as of December 31, 1997 and 1996.

         The Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 1997 and 1996, the fixed maturity portfolio had net unrealized gains of approximately $4.7 million and $298,000, respectively. The increase in net unrealized gains was due to slightly lower interest rates at year end 1997 compared to year end 1996. As of December 31, 1997, the fixed maturity portfolio had a weighted average modified duration of approximately four years. A one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately three and one-half percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately three percent.

         Equity securities as of December 31, 1997 and 1996 consisted primarily of common stock held in Physicians Insurance Company of Wisconsin, Inc., an unrelated stock insurance company providing professional liability insurance to health care providers primarily in Wisconsin. As of December 31, 1997 and 1996, equity securities had net unrealized gains of $127,000 and $62,000, respectively.

Results of Operations -- Year Ended December 31, 1997 Compared to Year Ended December 31, 1996:

         Professional liability related net premiums written were $51.0 million in 1997, a decrease of 8.0% when compared to professional liability net premiums written of $55.5 million in 1996. The decrease in professional liability premiums reflects continued price-based competition, particularly in the Michigan and Illinois insurance markets. The decrease in professional liability premiums in 1997 was offset by the reinsurance premiums assumed from MEEMIC, which increased net premiums written by $20.1 million. See "Liquidity and Capital Resources."

         During 1997 and 1996, the Company continued to balance its need for rate adjustments with the goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding realized capital gains and losses, was $18.7 million for 1997, an increase of 18.9% over net investment income of $15.7 million for 1996. The increase in net investment income mainly resulted from an increase in average invested assets associated with bank borrowings received that were used to fund the Company's purchase of a $21.5 million surplus note from MEEMIC (see "Liquidity and Capital Resources") and positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.9% and 6.7% as of December 31, 1997 and 1996, respectively. During 1997, the Company posted net realized investment losses of $207,000, whereas net realized investment losses in 1996 were $473,000.

         Loss and loss adjustment expense reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties. Nevertheless, the Company's reserves have been established within the range of acceptable values estimated by the Company's consulting actuary and are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available.
Any adjustments necessary are generally reflected in current operations.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) for 1997 totaled $44.6 million, a decrease of 9.2%, as compared to professional liability insurance incurred losses and loss adjustment expenses of $49.1 million for 1996. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) improved slightly to 85.9% in 1997, as compared to 86.6% in 1996. The Company has continued to employ more selective underwriting practices during this time of highly competitive market conditions. Accordingly, the professional liability incurred loss and loss adjustment expense ratio has remained stable. There can be no assurances, however, that these selective underwriting practices will be successful in the long run.

         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $13.1 million for 1997. As a percentage of premiums earned, such personal liability insurance generated an incurred loss and loss adjustment expense ratio of 65.0% in 1997. The Company believes that such personal liability insurance produced a low loss ratio primarily due to less severe weather-related incidents in Michigan during 1997.

         Policy acquisition and underwriting expenses were $19.0 million in 1997, a 70.7% increase over policy acquisition and underwriting expenses of $11.1 million in 1996. As a percentage of premiums earned, the underwriting expense ratio increased to 26.4% during 1997, from 19.6% during 1996. The increase in such expenses was mainly due to $1.1 million of non-recurring legal, accounting, investment banker and related expenses associated with the Company's merger and acquisition activities, and $6.6 million of ceding commission attributable to the MEEMIC reinsurance agreement. Additional 1997 expenses included start-up expenses associated with the Company's expansion of business into Indiana and Ohio during 1997 and its planned expansion into Florida and Pennsylvania during 1998. Interest expense of $1.1 million during 1997 resulted from the Company's bank borrowings of $22.5 million in April 1997. See "Liquidity and Capital Resources."

         The Company recorded $2.9 million in federal income tax expense in 1997 as compared to $2.4 million in 1996. The Company's effective federal income tax rate approximated 20.7% in 1997 compared to 20.3% in 1996. The slight increase in the effective income tax rate is due mainly to certain merger and acquisition expenses which are not deductible for federal income tax purposes.

         Net income for 1997 was $11.0 million, or $3.14 per share (assuming dilution), on revenues of $91.6 million. This compares to net income of $9.6 million, or $2.75 per share (assuming dilution), on revenues of $72.2 million in 1996. The favorable 1997 earnings were attributable to the factors described above.

Results of Operations -- Year Ended December 31, 1996 Compared to Year Ended December 31, 1995:

         Professional liability net premiums written were $55.5 million in 1996, an increase of 0.6% when compared to professional liability net premiums written of $55.2 million in 1995. The increase in professional liability net premiums written was primarily due to $1.1 million in additional net premiums written by the Company's expansion of business into Indiana and Ohio. This increase was partially offset by decreases in professional liability premiums in the Company's Michigan and Illinois insurance markets.

         During 1996 and 1995, the Company continued to balance its need for rate adjustments with the goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana and Ohio. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding realized capital gains and losses, was $15.7 million for 1996, an increase of 6.9% over net investment income of $14.7 million for 1995. Net investment income increased, despite a significant shift in the Company's investment portfolio towards municipal bonds (which, due to their tax-exempt status, offer lower pre-tax yields), due principally to the increases in invested assets associated with positive cash flows from operations. The weighted average tax equivalent book yield of the Company's fixed maturity portfolio was 6.7% and 6.5% as of December 31, 1996 and 1995, respectively. During 1996, the Company posted net realized investment losses of $473,000, whereas net realized investment losses in 1995 were negligible. The net realized investment losses posted in 1996 resulted from the

Company's repositioning of its fixed maturity portfolio to increase after-tax yield.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) for 1996 totaled $49.1 million, an increase of 33.0% over incurred losses and loss adjustment expenses of $36.9 million for 1995. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) was 86.6% in 1996 compared to 66.3% in 1995. The loss and loss adjustment expense ratio was 22.1 percentage points lower in 1995 due to the Company's $12.3 million reserve reduction at year-end 1995. Such reserve reduction (which reduced the reserves relating to accident years 1986-1993 and reflected lower incurred losses than had been originally reserved for) was made possible by the favorable development of prior years' loss reserves. The factors leading to such favorable development were (i) the Company's practice of establishing its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties, and (ii) lower than expected claims costs associated in part with tort reform legislation enacted in Michigan between 1986 and 1994. Such tort reform legislation shortened the statute of limitations, introduced a statute of repose with a six year limitation for adults, modified expert witness rules to require more qualified expert witnesses and capped non-economic damages.

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

         Policy acquisition and underwriting expenses were $11.1 million in 1996, a 19.4% increase over policy acquisition and underwriting expenses of $9.3 million in 1995. As a percentage of premiums earned, the underwriting expense ratio was 19.6% in 1996, up from the underwriting expense ratio of 16.8% in 1995. The increase in such expenses in 1996 relative to 1995 is attributable to non-recurring legal, accounting and related expenses associated with the formation of the Professionals Group holding company system, a one-time stock bonus paid to directors, officers and employees in 1996 and start-up expenses associated with the Company's expansion of business into Indiana and Ohio.

         The Company recorded $2.4 million in Federal income tax expense in 1996 as compared to $8.3 million in 1995. The Company's effective Federal income tax rate approximated 20.3% in 1996 compared to 34.0% in 1995. The decrease in the effective income tax rate is due to the Company's increased holdings in tax-exempt municipal bonds which caused a $1.0 million or 8.3% decrease in the expense and effective rate, respectively, as well as a revision to the estimate of the prior years' tax liability which caused a $913,000 or 7.6% decrease in the expense and effective rate, respectively. These decreases were partially offset by adjustments for other items, including dividends received deductions and non-deductible meals and entertainment, respectively, in an aggregate amount of $263,000 or 2.2% of the effective rate. The prior years' tax liability adjustment related to an overestimated tax accrual that was revised with the 1995 Federal tax return filing.

         Net income for 1996 was $9.6 million, or $2.75 per share (assuming dilution), on revenues of $72.2 million. This compares to net income of $7.9 million, or $2.31 per share (assuming dilution), on revenues of $70.6 million in 1995. The favorable 1996 earnings were attributable to the factors described above. Net income for 1995 was reduced by $8.1 million (net of deferred federal income taxes), or $2.37 per share (assuming dilution), as a result of a cumulative effect change in accounting method associated with the elimination of the Company's practice of discounting its loss and loss adjustment expense reserves during 1995.

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

         The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. In 1997, the Company used a portion of its cash flow from operations to fund its purchase of a new home office facility, including furniture and equipment, for $7.1 million. As of December 31, 1997, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

         The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly PICOM). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions. Generally, these restrictions limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. As of January 1, 1998, approximately $14.2 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1997 and 1996, Professionals Group's insurance subsidiaries paid cash dividends aggregating $4.7 million and $3.5 million, respectively, to Professionals Group. None of Professionals Group's insurance subsidiaries paid any cash dividends in 1995. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also Note 12 to the Company's consolidated financial statements).

         In April 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (the "Credit Agreement"). Under the Credit Agreement, interest, which accrued at the rate of 6.40% per annum as of December 31, 1997, is payable quarterly and principal is payable in installments on April 30 of each year as follows: 1998 - $2,500,000; 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002 - $3,500,000; 2003 -
$3,500,000; and 2004 - $4,500,000. Professionals Group used $20.0 million of the proceeds of this loan to make a capital contribution to PICOM, which in turn, used the proceeds to purchase a $21.5 million Surplus Note from MEEMIC.

         The Credit Agreement prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). It also required the Company to, among other things, maintain total consolidated stockholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined in the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants at December 31, 1997.

         In April 1997, the Company completed certain transactions with MEEMIC involving the Company's purchase of a twelve-year, $21.5 million surplus note from MEEMIC, bearing interest at 8.5% per annum (the "MEEMIC Surplus Note") and its reinsuring, on a quota-share basis, 40% of MEEMIC's net premiums beginning July 1, 1997. In connection with these transactions (i) the Company agreed to provide MEEMIC with information systems services and certain consulting services under a management services agreement for a base fee of $2.0 million; (ii) Professionals Group nominees were elected to all positions on the Board of Directors of MEEMIC; and (iii) the Company agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"), the exclusive distributor of MEEMIC insurance products.

         On September 22, 1997, MEEMIC Insurance Services Corporation (MEEMIC Services Corp.), a newly formed subsidiary of MEEMIC, purchased the net assets of MEIA. The purchase price equaled 3.75% of premiums written by MEEMIC Services Corp. through July 2004, subject to a guaranteed minimum purchase price of $43.0 million. To fund this purchase, MEEMIC Services Corp. paid cash of $22.5 million (utilizing the proceeds of the MEEMIC Surplus Note), and agreed to pay $20.5 million to MEIA as additional consideration through 2004, as provided for in the purchase agreement. MEEMIC guaranteed payment of the first $3.0 million and Professionals Group guaranteed payment of the final $17.5 million (payable in years 2001-2004) of such additional consideration. The Company believes the likelihood that the guarantee would become payable is minimal.

         The Company assisted MEEMIC in MEEMIC's acquisition of the net assets of MEIA for the reasons that follow: The Company believes that by virtue of such acquisition, MEEMIC acquired greater control over the distribution and pricing of its insurance products. The Company anticipates that such control will enable MEEMIC to increase the volume of its insurance business. Given the terms of the Company's reinsurance agreement with MEEMIC, an increase in the volume of MEEMIC's insurance business will increase the amounts of insurance and insurance premiums ceded to PICOM.

         At a future date, the Company and MEEMIC expect to pursue demutualization of MEEMIC. Such demutualization would be subject to regulatory approval by the Michigan Commissioner of Insurance and approval by MEEMIC's policyholders. No specific timetable has been set for demutualization and there can be no assurances that MEEMIC will be demutualized.

         On August 15, 1997, Professionals Group announced a definitive agreement to merge PICOM with Physicians Protective Trust Fund. The terms of such merger, which were amended and restated on October 3, 1997 pursuant to a First Amended and Restated Agreement and Plan of Merger dated as of October 3, 1997 by and among Professionals Group, PICOM and PPTF (the "Merger Agreement"), contemplate the combining of the operations of PICOM and PPTF, through the conversion, subject to dissenters' rights, of all membership rights of members of PPTF into an aggregate of 4,089,160 shares of common stock of Professionals Group. The contemplated merger is expected to be accounted for as a pooling of interests (which means Professionals Group will carry forward to its accounts the assets and liabilities of PPTF at the respective amounts reported by PPTF) and is expected to occur in the second quarter of 1998, subject to regulatory and stockholder/policyholder approval.

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

         In May 1996, and in a transaction valued at approximately $1.2 million, PICOM acquired all of the issued and outstanding shares of American Insurance Management Corporation, a privately held Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. While the acquisition was accounted for as a purchase, the effect of the acquisition was not material to the Company's consolidated results of operations (see also Note 12 to the Company's consolidated financial statements).

         On July 5, 1995, PICOM repurchased 254,823 shares of its common stock (approximately 7.9% of the then issued and outstanding shares of PICOM Common Stock) owned by Physicians Insurance Company of Ohio at a price of $17 per share. During 1995, PICOM negotiated a reciprocal stock purchase agreement with Physicians Insurance Company of Wisconsin, Inc. ("PIC-WIS"). Under the agreement, PICOM acquired 1,583 shares of PIC-WIS common stock (representing 6.8% of the then outstanding shares of PIC-WIS common stock) for $2.5 million and PIC-WIS purchased 131,579 shares of PICOM common stock (representing 4.2% of the then issued and outstanding shares of PICOM common stock) for $2.5 million. The transaction replaced more than one-half of the equity used to accomplish the previously reported repurchase of shares of PICOM common stock held by Physicians Insurance Company of Ohio.

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

Reinsurance:

         In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results, provide additional capacity for growth and protect stockholders' equity by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. At the present time, the Company has both excess of loss reinsurance and errors and omissions insurance. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse the Company for their proportionate share of losses, they do not discharge the primary liability of the Company. The Company is contingently liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations. See "Item 1. Business--Reinsurance."

         The following table provides certain information for the year ended December 31, 1997, with respect to the Company's reinsurers (see also Note 5 to the consolidated financial statements for amounts recoverable from the Company's reinsurers):


                                             Reinsurance Premium
 Reinsurer                                          Ceded                      A.M. Best Rating
 ---------                                   -------------------               ----------------
                                            (Amounts in thousands)
 TIG Reinsurance                                   $3,858                          A

 PMA Reinsurance Corporation                        1,936                          A+


 Continental Casualty Company                       1,708                          A


 Odyssey Reinsurance Company                          869                          A-


 Other                                              2,173                         --
                                                  -------

                                                  $10,544
                                                  =======

         The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with its reinsurers with respect to existing and future reinsurance. To date, the Company has not experienced any material difficulty in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their future obligations. See "Item 1. Business--Reinsurance."

         During 1997, PICOM entered into an agreement with Michigan Lawyers Mutual Insurance Company, whereby PICOM ceded all of its Michigan lawyers professional liability insurance policies in-force to MLM and reinsured 35% of MLM's net premiums. As part of this arrangement MLM will provide certain insurance support services to enable PICOM to introduce its lawyers professional liability product into Illinois, Ohio and Indiana during 1998.
The assumed premiums earned and the assumed losses and loss adjustment expenses incurred in connection with the MLM reinsurance agreement were $548,000 and $494,000, respectively, for the year ended December 31, 1997.

         Effective July 1, 1997, PICOM began assuming, on a quota-share basis, 40% of the net personal automobile and homeowners insurance risks of MEEMIC. The assumed premiums earned and the assumed losses and loss adjustment expenses incurred in connection with the MEEMIC reinsurance agreement were $20.1 million and $13.1 million, respectively, for the year ended December 31, 1997.

Regulation:

         Certain regulations that affect the Company's insurance subsidiaries are promulgated by the National Association of Insurance Commissioners, which is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based-capital requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, regulatory compliance is determined by a ratio of an insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, as defined by the NAIC. Companies below specific ratios are classified within certain levels, each of which requires specific corrective action. As of December 31, 1997 and 1996, PICOM and ProNational Casualty were in compliance with such ratios and were not required to take any corrective action. See "Item 1. Business--Regulation."

         The NAIC has proposed a new model investment law that may affect the statutory carrying values of certain investments. Additionally, the NAIC has undertaken a project to codify statutory accounting practices, which, if completed and adopted, may affect the statutory carrying value of assets and liabilities. It is not certain, nor is it possible to predict what impact these projects will have on the Company's insurance subsidiaries, in the event the projects are adopted by the NAIC. See "Item 1. Business--Regulation."

Effects of New Accounting Pronouncements:

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. This standard replaces the presentation of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. The Company adopted SFAS No. 128, as required, in the fourth quarter of 1997 and all prior interim and annual period earnings per share data presented herein has been restated to conform with the provisions of SFAS No.
128. The impact of the adoption of SFAS No. 128 was not material to previously reported earnings per share amounts.

         The FASB has also issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

         The FASB has issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not determined what effects the adoption of SFAS No. 131 will have on its consolidated results of operations or financial condition.

Year 2000 Compliance:

         The Company has completed an assessment of its computer programs and has determined that portions of its software will have to be modified or replaced to facilitate the continued operation of its computers in the year 2000 and thereafter. Such modifications and replacements, which are not expected to exceed $500,000, will be expensed as incurred. To date, the Company has incurred and expensed approximately $150,000 (primarily for such assessment, the development of a modification plan, and the development of modifications to existing software).

         The Company expects to complete its contemplated modifications and replacements not later than March 31, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with timely modifications to existing software and conversions to new software, Year 2000 compliance will not pose significant operational problems or have a material impact on the operations of the Company.

         The costs and timing of the modifications and replacements currently contemplated by the Company are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         By virtue of General Instruction 1 to Item 305 of Regulation S-K, and because it is neither a bank nor a thrift and its market capitalization on January 28, 1997 did not exceed $2.5 billion, the Company is not required at this time to provide disclosures under this Item 7A.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                    Assets                                                         1997              1996
                                    ------                                                         ----              ----
                                                                                            (In thousands, except share data)
Investments (note 4):
    Available for sale, at fair value:
       Fixed maturities (amortized cost $308,941 and $285,976 in 1997 and
          1996, respectively)                                                                    $313,633         $286,274
       Equity securities (cost $2,704 and $2,630 in 1997 and 1996,
          respectively)                                                                             2,831            2,692
    Short-term investments, at cost, which approximates fair value                                 25,655           10,711
    Real estate, at cost, net of accumulated depreciation of $90 and $69 in
       1997 and 1996, respectively                                                                    442              455
                                                                                                 --------         --------

                   Total investments                                                              342,561          300,132

Cash                                                                                                2,176            2,023
Premiums due from policyholders                                                                     7,051            7,268
Reinsurance balances (note 5)                                                                      24,257           17,550
Accrued investment income                                                                           4,785            3,885
Prepaid reinsurance premiums (note 5)                                                                 664              122
Deferred federal income taxes (note 6)                                                             15,003           17,301
Property and equipment, at cost, net of accumulated depreciation (note 7)                           9,060            2,459
Deferred policy acquisition costs (note 8)                                                          1,376              998
Other assets (note 16)                                                                              6,262            5,644
                                                                                                 --------         --------

                   Total assets                                                                  $413,195         $357,382
                                                                                                 ========         ========

                     Liabilities and Shareholders' Equity

Liabilities:
    Loss and loss adjustment expense reserves (note 9)                                           $239,151         $219,919
    Reserve for extended reporting period claims                                                   15,300           14,795
    Unearned premiums                                                                              21,665           21,945
    Drafts outstanding                                                                              1,991            2,540
    Long-term debt (note 10)                                                                       22,500               --
    Balance due on purchased book of business                                                       1,446            2,200
    Accrued expenses and other liabilities                                                          9,216            8,025
                                                                                                 --------         --------

                   Total liabilities                                                              311,269          269,424
                                                                                                 --------         --------

Shareholders' equity (notes 12 and 14):
    Preferred stock, no par value; 5,000,000 shares authorized; no shares
       issued and outstanding                                                                          --               --
    Common stock, no par value; 25,000,000 shares authorized; 3,505,750 shares
       issued and outstanding in 1997 and 1996                                                      3,506            3,506
    Additional paid-in capital                                                                     14,569           14,569
    Retained earnings                                                                              80,671           69,645
    Net unrealized appreciation on investments, net of deferred federal
       income taxes                                                                                 3,180              238
                                                                                                 --------         --------

                   Total shareholders' equity                                                     101,926           87,958
                                                                                                 --------         --------

Commitments and contingencies (notes 5, 16 and 19)

                   Total liabilities and shareholders' equity                                    $413,195         $357,382
                                                                                                 ========         ========





See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                     1997         1996        1995
                                                                                     ----         ----        ----
                                                                                  (In thousands, except per share data)
Revenues and other income:
    Premiums written, including $21,871 and $563 of premiums assumed in 1997
       and 1996, respectively (note 5)                                             $ 81,690      64,771      67,727
    Premiums ceded (note 5)                                                         (10,544)     (9,307)    (12,576)
                                                                                   --------    --------    --------

          Net premiums written                                                       71,146      55,464      55,151

    Decrease in unearned premiums, net of prepaid reinsurance premiums                  822       1,223         533
                                                                                   --------    --------    --------

          Premiums earned, net                                                       71,968      56,687      55,684

    Net investment income (note 4)                                                   18,719      15,741      14,729
    Net realized investment losses (note 4)                                            (207)       (473)         (6)
    Other                                                                             1,169         287         165
                                                                                   --------    --------    --------

          Total revenues and other income                                            91,649      72,242      70,572
                                                                                   --------    --------    --------

Expenses:
    Losses and loss adjustment expenses, net (notes 5 and 9)                         57,125      48,368      35,558
    Increase in reserve for extended reporting period claims                            505         713       1,344
    Policy acquisition and other underwriting expenses                               19,014      11,138       9,328
    Interest expense                                                                  1,098          --          --
                                                                                   --------    --------    --------

          Total expenses                                                             77,742      60,219      46,230
                                                                                   --------    --------    --------

          Income from operations before federal income taxes and cumulative
              effect of change in accounting method                                  13,907      12,023      24,342

Federal income taxes (note 6)                                                         2,881       2,438       8,276
                                                                                   --------    --------    --------

          Income before cumulative effect of change in accounting method             11,026       9,585      16,066

 Cumulative effect of change in accounting method - elimination of loss and loss adjustment expense reserve discount, net of deferred federal income
    tax benefit of $4,185 (note 9)                                                       --          --      (8,125)
                                                                                   --------    --------    --------

          Net income (note 14)                                                     $ 11,026       9,585       7,941
                                                                                   ========    ========    ========

Net income per common share:
    Income before cumulative effect of change in accounting method                 $   3.15        2.75        4.68
    Cumulative effect of change in accounting method                                     --          --       (2.37)
                                                                                   --------    --------    --------
 Net income per common share                                                       $   3.15        2.75        2.31
                                                                                   ========    ========    ========

 Net income per common share - assuming dilution:
    Income before cumulative effect of change in accounting method                 $   3.14        2.75        4.68
    Cumulative effect of change in accounting method                                     --          --       (2.37)
                                                                                   --------    --------    --------
 Net income per common share - assuming dilution                                   $   3.14        2.75        2.31
                                                                                   ========    ========    ========


See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1996 and 1995



                                                                                                                      Net Unrealized
                                                                                                                       Appreciation
                                                                                                                      (Depreciation)
                                                                                                                             on
                                                                   Common Stock                                         Investments,
                                                     -------------------------------------                                 Net of
                                                             Shares                           Additional                  Deferred
                                                     ------------------------                   Paid-in       Retained    Federal
                                                     Issued       In Treasury       Amount      Capital       Earnings Income Taxes
                                                     ------       -----------       ------      -------       -------- ------------
                                                                                                   (In thousands, except share data)

Balances, December 31, 1994                         3,238,959            --    $    3,239         8,181        59,053        (7,331)
Net income                                                 --            --            --            --         7,941            --
Purchase of treasury shares, at cost (note 12)             --       254,823            --            --            --            --
Sale of treasury shares (note 4)                           --      (131,579)           --           236            --            --
Net appreciation on debt securities transferred
   from held-to-maturity classification (note 4)           --            --            --            --            --           511
Net appreciation on debt and equity securities             --            --            --            --            --         8,702
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balances, December 31, 1995                         3,238,959       123,244         3,239         8,417        66,994         1,882
Net income                                                 --            --            --            --         9,585            --
Issuance of common stock (note 1)                           1            --            --            --            --            --
Issuance of treasury shares as stock bonus                 --       (28,430)           --           207            --            --
   (note 12)
Issuance of treasury shares in purchase of
   subsidiary (note 12)                                    --       (44,000)           --           178            --            --
Retirement and cancellation of treasury               (50,814)      (50,814)          (51)         (823)           --            --
   shares (note 12)
Issuance of 10% stock dividend                        317,604            --           318         6,590        (6,934)           --
Net depreciation on debt and equity securities             --            --            --            --            --        (1,644)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balances, December 31, 1996                         3,505,750            --         3,506        14,569        69,645           238

Net income                                                 --            --            --            --        11,026            --
Net appreciation on debt and equity securities             --            --            --            --            --         2,942
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balances, December 31, 1997                         3,505,750            --    $    3,506        14,569        80,671         3,180
                                                   ==========    ==========    ==========    ==========    ==========    ==========


                                                       Cost of
                                                       Common          Total
                                                      Stock in     Shareholders'
                                                      Treasury        Equity
                                                      --------        ------
Balances, December 31, 1994                                --        63,142
Net income                                                 --         7,941
Purchase of treasury shares, at cost (note 12)         (4,385)       (4,385)
Sale of treasury shares (note 4)                        2,264         2,500
Net appreciation on debt securities transferred
   from held-to-maturity classification (note 4)           --           511
Net appreciation on debt and equity securities             --         8,702
                                                   ----------    ----------

Balances, December 31, 1995                            (2,121)       78,411
Net income                                                 --         9,585
Issuance of common stock (note 1)                          --            --
Issuance of treasury shares as stock bonus                490           697
   (note 12)
Issuance of treasury shares in purchase of
   subsidiary (note 12)                                   757           935
Retirement and cancellation of treasury                   874            --
   shares (note 12)
Issuance of 10% stock dividend                             --           (26)
Net depreciation on debt and equity securities             --        (1,644)
                                                   ----------    ----------

Balances, December 31, 1996                                --        87,958

                                                   ----------    ----------
Net income                                                 --        11,026
Net appreciation on debt and equity securities             --         2,942
                                                   ----------    ----------

Balances, December 31, 1997                                --       101,926
                                                   ==========    ==========


See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                           1997          1996         1995
                                                                                           ----          ----         ----
                                                                                                     (In thousands)
Cash flows from operating activities:
    Net income                                                                          $  11,026        9,585        7,941
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                        2,525        2,423        1,056
       Realized losses on investments                                                         207          473            6
       Deferred federal income taxes                                                          782        1,834        5,250
       Stock bonus                                                                             --          697           --
       Changes in assets and liabilities:
          Premiums due from policyholders                                                     217          350          558
          Reinsurance recoverables                                                         (6,707)      (5,286)      (8,809)
          Accrued investment income                                                          (900)        (273)        (615)
          Prepaid reinsurance premiums                                                       (542)         (46)         902
          Deferred policy acquisition costs                                                  (378)          94           20
          Other assets                                                                     (1,342)      (1,137)        (331)
          Loss and loss adjustment expense reserves                                        19,232       20,314       11,061
          Reserve for extended reporting period claims                                        505          713        1,344
          Unearned premiums                                                                  (280)      (1,177)      (1,435)
          Drafts outstanding                                                                 (549)        (905)         (18)
          Accrued expenses and other liabilities                                            1,191        1,877          667
                                                                                        ---------    ---------    ---------

                   Net cash provided by operating activities                               24,987       29,536       17,597
                                                                                        ---------    ---------    ---------

Cash flows from investing activities:
    Proceeds from sale or maturity of short-term investments                              373,238      293,643      658,437
    Purchases of short-term investments                                                  (387,690)    (286,325)    (634,287)
    Proceeds from maturity of securities available-for-sale                                 2,620        2,000       43,847
    Proceeds from sale of securities available-for-sale                                    61,829       97,188      115,684
    Purchases of securities available-for-sale                                            (89,121)    (130,506)    (216,175)
    Proceeds from maturity of securities held-to-maturity                                      --           --       27,686
    Proceeds from sale of securities held-to-maturity                                          --           --          758
    Purchases of securities held-to-maturity                                                   --           --      (12,861)
    Payable for securities                                                                     --       (3,205)       3,205
    Purchases of property and equipment                                                    (7,456)        (667)        (774)
    Payment on liability for purchased book of business                                      (754)        (894)        (893)
                                                                                        ---------    ---------    ---------

                   Net cash used in investing activities                                  (47,334)     (28,766)     (15,373)
                                                                                        ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                               22,500           --           --
    Purchase of treasury shares                                                                --           --       (4,385)
    Sale of treasury shares                                                                    --           --        2,500
    Cash paid in lieu of fractional shares                                                     --          (26)          --
                                                                                        ---------    ---------    ---------

                   Net cash provided by (used in) financing activities                     22,500          (26)      (1,885)
                                                                                        ---------    ---------    ---------

Net increase in cash                                                                          153          744          339

Cash, beginning of year                                                                     2,023        1,279          940
                                                                                        ---------    ---------    ---------

Cash, end of year                                                                       $   2,176        2,023        1,279
                                                                                        =========    =========    =========

Supplemental disclosure of cash flow information:
    Federal income taxes paid (recovered)                                               $   2,000        1,593         (159)
    Interest paid                                                                             730           --           --
Supplemental schedule of noncash investing and financing activities:
    Purchase of book of business (note 16):
       Intangible assets acquired                                                       $      --         (400)      (3,587)
       Amount due                                                                              --          400        3,587
    Issuance of treasury shares as stock bonus (note 12)                                       --          697           --
    Issuance of treasury shares for acquired company (note 12)                                 --          935           --


See accompanying notes to the consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995



(1)    Description of Business

       General

       Professionals Insurance Company Management Group (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of PICOM Insurance Company (PICOM), a stock insurance company incorporated under Michigan law. Professionals Group and subsidiaries are collectively referred to as "the Company."

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

       PICOM is a Michigan-domiciled property and casualty insurance company licensed in eight states which provides professional liability insurance for physicians, surgeons, dentists, hospitals, other health care providers and lawyers and law firms.

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

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(1)    Description of Business, Continued

       Credit Risk is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers, which owe the Company money will not pay. Also, the Company writes a significant amount of business under which policyholders reimburse the Company for policy deductibles. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection practices and by providing for any amounts deemed uncollectible.

       Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to approximately match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. At December 31, 1997, the estimated market value of the Company's bond portfolio was greater than its amortized cost.

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

(2)    Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Professionals Group, and the following wholly owned subsidiaries:

       PICOM, including PICOM's two wholly owned subsidiaries, PICOM Claims Services Corporation - a provider of claims processing services to a nonaffiliated professional liability company and ProNational Casualty Company (ProNational Casualty), formerly PICOM Insurance Company of Illinois - an Illinois-domiciled property and casualty insurance company which provided professional liability insurance for physicians and surgeons in the State of Illinois through 1997. ProNational Casualty was formed in December 1994 to write the book of business purchased effective January 1, 1995 (see note 16).

       PICOM Financial Services Corporation - an inactive financial services company.

       PICOM Insurance Agency, Inc. - an inactive insurance agency.

       American Insurance Management Corporation - an Indiana Corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange.

       All significant intercompany transactions and balances have been eliminated in consolidation.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(3)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which vary in certain respects from statutory accounting practices
              (SAP) followed in reporting to insurance regulatory authorities (see note 14 for the effects of such differences).

       (b)    Investments

              Investment securities are classified upon acquisition into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities the Company has the positive intent and ability to hold until maturity. At December 31, 1997 and 1996, all of the Company's securities are classified as available-for-sale and are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

              Available-for-sale securities are recorded at fair value, whereas held-to-maturity securities are recorded at amortized cost. Unrealized gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and reported in the separate component of shareholders' equity. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains and losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded in the separate component of shareholders' equity.

              A decline in the fair value of an available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 1997, 1996 or 1995 were deemed to be temporary.

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

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



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

       (e)    Reserve for Extended Reporting Period Claims

              The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts adequate to pay for estimated future claims reported subsequent to a current policyholders' death, disability or retirement. Changes in this reserve are charged or credited to income.

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

       (g)    Deferred Policy Acquisition Costs

              Policy acquisition costs, specifically commissions, are deferred, subject to ultimate recoverability from future income, including investment income and amortized to expense over the period in which related premiums are earned.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



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

       (i)    Intangible Assets

              Intangible assets are comprised mainly of goodwill, which represents the excess of cost over the fair value of assets acquired, and the cost of a purchased book of business (see note
              16), both of which are being amortized on a straight-line basis over ten years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1997.

       (j)    Stock-Based Compensation

              As more fully described in note 13, the Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

       (k)    Net Income Per Share

              Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each year after giving effect to stock dividends and treasury shares.

              The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) during the fourth quarter of 1997. All income per share amounts presented herein have been restated to conform with the provisions of SFAS No. 128. A reconciliation of the numerators and denominators of the "income per share" and "income per share - assuming dilution" computations for "income before cumulative effect of change in accounting method" are presented below:

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(3)    Summary of Significant Accounting Policies, Continued

                                                                   Income             Shares             Per-Share
                                                                 (Numerator)      (Denominator)           Amount
                                                                 -----------      -------------           ------
      For the Year Ended December 31, 1997:

       Income before cumulative effect of change in
          accounting method                                    $    11,026,000
                                                               ---------------

       Income per share                                             11,026,000         3,505,750           3.15
                                                                                                           ====

       Effect of dilutive securities - stock options                        -              2,011
                                                               ---------------     -------------

       Income per share - assuming dilution                    $    11,026,000         3,507,761           3.14
                                                               ===============     =============           ====

       For the Year Ended December 31, 1996:

       Income before cumulative effect of change in
          accounting method                                    $     9,585,000
                                                               ---------------

       Income per share                                              9,585,000         3,486,698           2.75
                                                                                                           ====

       Effect of dilutive securities - stock options                        -                 25
                                                               ---------------     -------------

       Income per share - assuming dilution                    $     9,585,000         3,486,723           2.75
                                                               ===============     =============           ====

       For the Year Ended December 31, 1995:

       Income before cumulative effect of change in
          accounting method                                    $    16,066,000
                                                               ---------------

       Income per share                                             16,066,000         3,432,339           4.68
                                                                                                           ====

       Effect of dilutive securities - stock options                        -                 -
                                                               ---------------     ------------

       Income per share - assuming dilution                    $    16,066,000         3,432,339           4.68
                                                               ===============     =============           ====


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(4)    Investments

       In November 1995, the Financial Accounting Standards Board issued a Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. This guide allowed companies to reassess the appropriateness of the classification of securities as of the date of the implementation guide, but no later than December 31, 1995. As a result, the Company made a one-time transfer of approximately $77,893,000 in investment securities previously classified as held-to-maturity to the available-for-sale classification. The effect of such reclassification increased shareholders' equity by $511,000, net of deferred federal income taxes.

       A summary of amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities as of December 31, 1997 and 1996, follows:

                                                                                                        1997
                                                                              -----------------------------------------------------
                                                                                                                         Estimated
                                                                              Amortized           Gross Unrealized          Fair
                                                                                 Cost           Gains         Losses       Value
                                                                                 ----           -----         ------       -----
                                                                                                     (In thousands)
Fixed maturities available for sale:
    U.S. Treasury securities and obligations of
       U.S. government corporations and agencies                               $ 31,774            431              5       32,200
    Debt securities issued by states of the United
       States and political subdivisions of the                                 105,045          2,345              1      107,389
       states
    Debt securities issued by foreign governments                                   691            177             --          868
    Corporate debt securities                                                    74,558            738             33       75,263
    Mortgage-backed securities:
       Government                                                                69,552            530            159       69,923
       Other                                                                     12,746            126              5       12,867
    Redeemable preferred stocks                                                  14,575            548             --       15,123
                                                                               --------       --------       --------     --------

                                                                               $308,941          4,895            203      313,633
                                                                               ========       ========       ========     ========

Equity securities available for sale -
    common stocks                                                              $  2,704            132              5        2,831
                                                                               ========       ========       ========     ========

                                                                                                        1996
                                                                              ----------------------------------------------------
Fixed maturities available for sale:
    U.S. Treasury securities and obligations of
       U.S. government corporations and agencies                               $ 52,065            342            394       52,013
    Debt securities issued by states of the United
       States and political subdivisions of the                                  95,433            581            258       95,756
       states
    Debt securities issued by foreign governments                                   690            150             --          840
    Corporate debt securities                                                    46,356            345            375       46,326
    Mortgage-backed securities:
       Government                                                                68,752            466            788       68,430
       Other                                                                     15,684            168             41       15,811
    Redeemable preferred stocks                                                   6,996            104              2        7,098
                                                                               --------       --------       --------     --------

                                                                               $285,976          2,156          1,858      286,274
                                                                               ========       ========       ========     ========

Equity securities available for sale -
    common stocks                                                              $  2,630             67              5        2,692
                                                                               ========       ========       ========     ========

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(4)    Investments, Continued

       The amortized cost and estimated fair value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Estimated
                                                         Amortized         Fair
                                                           Cost           Value
                                                           ----           -----
                                                               (In thousands)

Due in one year or less                                  $  4,992          5,005
Due after one year through five years                      90,641         91,470
Due after five years through ten years                     75,372         77,354
Due after ten years                                        41,063         41,891
                                                         --------       --------
                                                          212,068        215,720
Mortgage-backed securities:
     Government                                            69,552         69,923
     Other                                                 12,746         12,867
Redeemable preferred stocks                                14,575         15,123
                                                         --------       --------

                                                         $308,941        313,633
                                                         ========       ========


       Proceeds and related gross realized gains and gross realized losses on sales of fixed maturities follow:


                                                   Years Ended December 31,
                                               ---------------------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
                                                       (In thousands)
Proceeds                                       $ 61,825      97,127     116,441
                                               ========    ========    ========

Gross realized gains                           $    418         319       1,672
Gross realized losses                              (597)       (807)     (1,345)
                                               --------    --------    --------

           Net realized gains (losses)         $   (179)       (488)        327
                                               ========    ========    ========


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(4)    Investments, Continued

       A summary of the sources of net investment income follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1997       1996       1995
                                                     ----       ----       ----
                                                           (In thousands)
Fixed maturities                                   $18,421     15,548     11,920
Equity securities                                      100         32          2
Short-term investments and cash and cash
    equivalents                                        815        860      3,176
Real estate                                            147         87         70
Other investment assets                                109        143        477
                                                   -------    -------    -------

           Total investment income                  19,592     16,670     15,645

Less investment expenses                               873        929        916
                                                   -------    -------    -------

           Net investment income                   $18,719     15,741     14,729
                                                   =======    =======    =======


       Realized gains (losses) and increases (decreases) in net unrealized gains (losses) follow:

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
                                                          (In thousands)
Net realized gains (losses):
    Fixed maturities                              $  (179)      (488)       327
    Equity securities                                 (28)        15       (333)
                                                  -------    -------    -------

           Net realized losses                    $  (207)      (473)        (6)
                                                  =======    =======    =======

Change in net unrealized gains (losses):
    Fixed maturities                              $ 4,394     (2,552)    19,356
    Equity securities                                  65         29         22
                                                  -------    -------    -------

           Total change in net unrealized gains
               (losses)                           $ 4,459     (2,523)    19,378
                                                  =======    =======    =======

       On December 28, 1995, under a reciprocal stock purchase agreement with Physicians Insurance Company of Wisconsin, Inc. (PIC-Wis), the Company acquired 1,583 shares of PIC-Wis' common stock (representing 6.77% of PIC-Wis' outstanding stock) for $2,500,000, and PIC-Wis acquired 131,579 shares of the Company's common stock (representing 4.2% of the Company's outstanding stock) for $2,500,000.

       At December 31, 1997, U.S. Treasury notes and certificates of deposit with a carrying value of $3,395,000 were on deposit with regulatory authorities, as required by law.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



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

       The Company has various excess of loss and quota share reinsurance agreements. As of December 31, 1997, the maximum current net retention on business generated by Professionals Group's insurance subsidiaries, subject to certain adjustments of risk on any single coverage per claim after reinsurance, was $300,000. Effective January 1, 1998, the Company's net retention was increased to $500,000 on all business.

       The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with reinsurers with respect to existing and future reinsurance.

       The Company first assumed business from other insurance companies on December 31, 1996, when it assumed all of the loss and loss adjustment expense reserves and unearned premiums of American Medical Insurance Exchange (AMIE). Effective July 1, 1997, PICOM began assuming, on a quota-share basis, 40% of Michigan Educational Employees Mutual Insurance Company's (MEEMIC) net business (see note 19).

       At December 31, 1997, amounts related to reinsurance balances and prepaid reinsurance premiums follow:


                                                                         Prepaid
                                                           Reinsurance Reinsurance
                                                             Balances    Premiums
                                                             --------    --------
                                                                (In thousands)

TIG Reinsurance                                              $ 7,299         242
Underwriters Reinsurance Company                               4,125          --
PMA Reinsurance Corporation                                    3,445         179
Continental Casualty Company                                   3,014         143
Michigan Educational Employees Mutual Insurance Company        2,003          --
Odyssey Reinsurance Company                                    1,347         100
Other                                                          3,024          --
                                                             -------     -------

                                                             $24,257         664
                                                             =======     =======


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(5)    Reinsurance, Continued

       Reinsurance balances consisted of amounts related to:


                                                              December 31,
                                                         -----------------------
                                                          1997           1996
                                                          ----           ----
                                                             (In thousands)
Recoverables:
   Paid losses and loss adjustment expenses              $    267            41
   Unpaid losses and loss adjustment expenses              23,840        19,206
                                                         --------      --------

           Total reinsurance recoverables                  24,107        19,247

Ceded reinsurance premiums payable                         (2,841)       (2,059)
Assumed reinsurance premiums receivable                     6,278            --
Ceded reinsurance commissions receivable                      386           362
Assumed reinsurance commissions payable                    (3,673)           --
                                                         --------      --------

                                                         $ 24,257        17,550
                                                         ========      ========


       Premiums earned and losses and loss adjustment expenses are net of the following reinsurance ceded amounts:

                                                      Years Ended December 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                          (In thousands)
Premiums earned                                  $10,002       9,261      13,478

Losses and loss adjustment expenses                5,687       6,356      11,475


       Premiums earned and losses and loss adjustment expenses have been increased by the following reinsurance assumed amounts for the year ended December 31, 1997:

                                                           MEEMIC        Other
                                                           ------        -----
                                                              (in thousands)
Premiums earned                                           $20,115         756

Losses and loss adjustment expenses                        13,078         717


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(6)    Federal Income Taxes

       Professionals Group, together with its subsidiaries, files a consolidated federal income tax return. Income tax expense is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes. A valuation allowance is then required to be established to reduce a deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

       The provision for federal income taxes consists of the following:

                                               Years Ended December 31,
                                       -----------------------------------------
                                        1997             1996              1995
                                        ----             ----              ----
                                                    (In thousands)
Current                                $2,099              604           (1,159)
Deferred                                  782            1,834            9,435
                                       ------           ------           ------

                                       $2,881            2,438            8,276
                                       ======           ======           ======

       The significant components of federal income tax expense (benefit) are as follows:

                                                  Years Ended December 31,
                                            ------------------------------------
                                              1997          1996          1995
                                              ----          ----          ----
                                                       (In thousands)
Continuing operations                       $2,881         2,438          8,276
Accounting change                               --            --         (4,185)
Shareholders' equity                         1,517          (840)         4,740
                                            ------        ------         ------

                                            $4,398         1,598          8,831
                                            ======        ======         ======

       Actual federal income taxes vary from amounts computed by applying the current federal income tax rate of 34% to income or loss before federal income taxes. For the years ended December 31, 1997, 1996 and 1995, the reasons for these differences, and the tax effects thereof, are as follows:


                                                    1997        1996       1995
                                                    ----        ----       ----
                                                          (In thousands)
Expected tax expense                              $ 4,728      4,088      8,276
 Dividends received deduction                        (138)       (11)        --
 Tax-exempt interest                               (1,395)    (1,000)       (65)
 Adjustment to prior years' tax liability            (399)      (913)        --
 Other, net                                            85        274         65
                                                  -------    -------    -------

Actual tax expense                                $ 2,881      2,438      8,276
                                                  =======    =======    =======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(6)    Federal Income Taxes, Continued

       The tax effects of temporary differences that give rise to deferred federal income tax assets and deferred federal income tax liabilities follow:

                                                                     December 31,
                                                                  ------------------
                                                                   1997       1996
                                                                   ----       ----
                                                                    (In thousands)
Deferred federal income tax assets arising from:
    Loss and loss adjustment expense reserves                     $16,027    14,704
    Unearned premium reserves                                       1,428     1,484
    Alternative minimum tax credits                                    --     1,656
    Other                                                             231       194
                                                                  -------   -------

                  Total deferred federal income tax assets         17,686    18,038
                                                                  -------   -------

Deferred federal income tax liabilities arising from:
    Deferred policy acquisition costs                                 468       339
    Net unrealized gains on investments                             1,640       123
    Other                                                             575       275
                                                                  -------   -------

                  Total deferred federal income tax liabilities     2,683       737
                                                                  -------   -------

                  Net deferred federal income taxes               $15,003    17,301
                                                                  =======   =======

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

(7)    Property and Equipment

       At December 31, 1997 and 1996, property and equipment consisted of the following:

                                                    1997          1996
                                                    ----          ----
                                                      (In thousands)

Real estate                                       $  6,739       1,998
Data processing equipment, including software        2,424       2,008
Furniture, fixtures and equipment                    2,839       1,210
                                                  --------    --------

                                                    12,002       5,216

Accumulated depreciation                            (2,942)     (2,757)
                                                  --------    --------

                   Total property and equipment   $  9,060       2,459
                                                  ========    ========

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(8)    Deferred Policy Acquisition Costs

       Changes in deferred policy acquisition costs are summarized as follows:

                                                 Years Ended December 31,
                                              -----------------------------
                                                1997       1996       1995
                                                ----       ----       ----
                                                     (In thousands)

Net asset balance, beginning of year          $   998      1,092      1,112
                                              -------    -------    -------

Amounts deferred:
    Agent commissions and ceding commission
       expense                                  3,539      2,873      3,181
    Ceding commission income                   (1,323)    (1,229)    (1,543)
                                              -------    -------    -------

           Net amounts deferred                 2,216      1,644      1,638

Net amortization                               (1,838)    (1,738)    (1,658)
                                              -------    -------    -------

Net asset balance, end of year                $ 1,376        998      1,092
                                              =======    =======    =======

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

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(9)    Loss and Loss Adjustment Expense Reserves, Continued

       Activity in loss and loss adjustment expense reserves is summarized as follows:


                                                          Years Ended December 31,
                                                    ------------------------------------
                                                        1997         1996        1995
                                                        ----         ----        ----
                                                               (In thousands)
Balance, beginning of year                          $ 219,919      199,605      188,544
Less reinsurance balances recoverable                 (19,206)     (14,186)      (3,760)
                                                    ---------    ---------    ---------

Net balance, beginning of year                        200,713      185,419      184,784
                                                    ---------    ---------    ---------

Incurred related to:
    Current year                                       83,466       65,986       63,027
    Prior years                                       (26,341)     (17,618)     (27,469)
                                                    ---------    ---------    ---------

                   Total incurred                      57,125       48,368       35,558
                                                    ---------    ---------    ---------

Effect of change in accounting method                      --           --       12,310

Loss and loss adjustment expense reserves assumed
    (see note 5)                                           --        4,119           --
                                                    ---------    ---------    ---------

Paid related to:
    Current year                                       10,512        4,352        3,053
    Prior years                                        32,015       32,841       44,180
                                                    ---------    ---------    ---------

                   Total paid                          42,527       37,193       47,233
                                                    ---------    ---------    ---------

Net balance, end of year                              215,311      200,713      185,419
Plus reinsurance balances recoverable                  23,840       19,206       14,186
                                                    ---------    ---------    ---------

Balance, end of year                                $ 239,151      219,919      199,605
                                                    =========    =========    =========

       The Company establishes conservative reserves for the most recent accident years and adjusts the reserves as new information becomes available. This reserving practice has resulted in favorable development in estimates of prior years' reserves.

(10)   Long-Term Debt

       On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.40% at December 31, 1997), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows: 1998 - $2,500,000; 1999 - $2,500,000; 2000 -
       $3,000,000; 2001 - $3,000,000; 2002 - $3,500,000; 2003 - $3,500,000; and
       2004 - $4,500,000.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(10)   Long-Term Debt, Continued

       The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a fixed charges ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants at December 31, 1997.

(11)   Employee Benefit Plans

       The Company currently maintains two defined contribution employee benefit plans--a 401(k) plan and a money purchase plan--which cover substantially all employees meeting certain eligibility requirements.

       With respect to the 401(k) plan, the Company annually contributes 5% of an employee's salary and matches employee contributions up to 5% of an employee's salary. During 1997, 1996 and 1995, the Company's expense under the 401(k) plan was $370,000, $295,000 and $261,000, respectively.

       With respect to the money purchase plan, the Company annually contributes 3% of an employee's salary up to a prescribed maximum, plus 5% of the excess of an employee's salary over the prescribed maximum. During 1997, 1996 and 1995, the Company's expense under the money purchase plan was $145,000, $112,000 and $114,000, respectively.

       The Company has a stock purchase plan through which employees and directors of the Company and its wholly owned subsidiaries may purchase the Company's common stock by means of payroll deduction. Pursuant to this plan, the Company may elect to match participant purchases, which it is currently matching at the rate of $1.25 (of which $1.00 is used to purchase the Company's common stock and $0.25 is applied to income taxes) for each $1.00 of participant purchases up to a maximum participant purchase of $6,000 per year. In 1997, 1996 and 1995, the Company incurred expenses of $250,000, $215,000 and $82,000, respectively, under this plan.

(12)   Shareholders' Equity

       Approximately $363.8 million of consolidated assets represents assets of the Company's insurance operations that may not be transferred to Professionals Group in the form of dividends, loans or advances without prior regulatory approval. The amount of dividends that Professionals Group's insurance subsidiaries can pay to Professionals Group in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of policyholders' surplus as of the preceding year-end. As of January 1, 1998, approximately $14,185,000 could be paid by Professionals Group's insurance subsidiaries without prior regulatory approval. In 1997 and 1996, Professionals Group's insurance subsidiaries paid dividends of $4,717,049 and $3,530,334, respectively. In 1995, Professionals Group's insurance subsidiaries did not pay any dividends.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(12)   Shareholders' Equity, Continued

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

       On November 21, 1996, the Company declared a 10% stock dividend, issued on December 16, 1996 to shareholders of record as of December 4, 1996. All per-share information in the accompanying consolidated financial statements has been adjusted to give retroactive effect to this stock dividend.

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

(13)   Stock Options and Awards

       The Company has established the 1996 Long-Term Stock Incentive Plan (the "Incentive Plan") under which, subject to adjustment, 300,000 shares of the Company's common stock are available to grant incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, dividend equivalents and other stock-based awards to employees of, including any officer or officer-director, or consultants to the Company and its subsidiaries. All terms and conditions of any grants under the Incentive Plan are at the discretion of the Compensation Committee of the Company's Board of Directors. During 1997, 146,500 options were granted at the market price of the Company's common stock on the date of grant. These options vest and become exercisable over five years beginning in 1998, and expire in 2007. No charges to operations are recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to shareholder's equity. During 1996, no grants were made under the Incentive Plan.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(13)   Stock Options and Awards, Continued

       The Company has also established the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan") under which, subject to adjustment, non-qualified options for 50,000 shares of the Company's common stock may be granted to non-employee directors (maximum of 5,000 shares to one individual) of the Company. Options are granted at the market price of the Company's common stock on the date of grant. Options become exercisable one year from the date of grant and expire seven years from the date of grant. No charges to operations are recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to shareholders' equity. During both 1997 and 1996, stock options totaling 4,500 shares of the Company's common stock had been granted under the Directors Plan at exercise prices of $25.28 and $21.63, respectively. No options were exercised or canceled during 1997 or 1996.

       Information regarding the Incentive Plan for 1997 follows:


                                                                              Options Outstanding               Options Exercisable
                                                                  ----------------------------------------     ---------------------
                                                                                               Weighted
                                                                                 Weighted       Average        Number     Weighted
                                                                                 Average       Remaining     Exercisable   Average
                                                                                 Exercise     Contractual    At December  Exercise
                                                                    Shares         Price          Life         31, 1997     Price
                                                                    ------         -----          ----         --------     -----
Options outstanding, beginning of year                                --         $     --             --          --         --
Options granted                                                     146,500         37.00        9 years          --         --
                                                                    -------

Options outstanding, end of year                                    146,500      $  37.00        9 years          --         --
                                                                    =======      ========                       =====      =====


Range of exercise prices for options outstanding, end of year      $  37.00
                                                                   ========
Options available for grant, end of year                            153,500
                                                                   ========
Weighted average fair value of options granted during the year     $  21.14
                                                                   ========

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(13)   Stock Options and Awards, Continued

       Information regarding the Directors Plan for 1997 follows:

                                                            Options Outstanding                    Options Exercisable
                                                   ---------------------------------------      -------------------------
                                                                                Weighted
                                                                 Weighted        Average           Number        Weighted
                                                                  Average       Remaining        Exercisable      Average
                                                                 Exercise      Contractual       At December     Exercise
                                                   Shares         Price          Life            31, 1997         Price
                                                   ------         -----          ----            --------         -----
       Options outstanding, beginning of year      4,500       $   21.63            7 years           -          $    -
       Stock dividend adjustment                     450               -            7 years           -               -
       Options granted                             4,500           25.28            7 years           -               -
                                                   -----
       Options outstanding, end of year            9,450       $   22.34          6.5 years         4,950        $19.66
                                                   =====       =========                          =======        =======

       Range of exercise prices for options
         outstanding, end of year                 $19.66 - $25.28
                                                  ===============

       Options available for grant, end of
         year                                     40,550
                                                  ======

       Weighted average fair value of
        options granted during the year           $12.90
                                                  ======

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). This standard prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the proforma effects of such application in the footnotes to its financial statements.

       The Company has elected the disclosure-only provisions of SFAS No. 123. Accordingly, had compensation cost for the Directors and Incentive Plans been based on the fair value of options at grant date, the Company's 1997 net income (in thousands) and net income per common share - assuming dilution would have been reduced to the proforma amounts below:

       Net income:
              As reported                                     $    11,026
              Proforma                                              8,524

       Net income per common share - assuming dilution:
              As reported                                     $      3.14
              Proforma                                               2.43

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



 (13)  Stock Options and Awards, Continued

       The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 35.7%; risk free interest rate of 6.29% and 6.62% for the Incentive Plan and Directors Plan, respectively; and expected lives of 9 years and 7 years for the Incentive Plan and Directors Plan, respectively. The proforma effect on net income for 1997 is not representative of the proforma effect on net income for future years because additional stock option awards could be made in future years.

 (14)  Statutory Insurance Accounting Practices

       PICOM and ProNational Casualty are required to file financial statements prepared in accordance with SAP prescribed or permitted by Michigan and Illinois with their respective domiciliary states. The only material statutory accounting method utilized by PICOM that is permitted rather than prescribed is PICOM's discounting of its loss and loss adjustment expense reserves through December 31, 1994 and discounting of loss reserves only thereafter. The impact of such permitted practice is to increase the statutory policyholders' surplus of PICOM by approximately $10,658,000 at both December 31, 1997 and 1996, respectively. ProNational Casualty does not utilize any permitted accounting practices.

       Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 1997 and 1996, and statutory net income for the years ended December 31, 1997, 1996 and 1995, of PICOM and ProNational Casualty, as applicable (as filed with their respective insurance regulatory authorities), to the amounts shown in the accompanying consolidated financial statements follows:

                                                                          December 31,
                                                                    ------------------------
                                                                       1997           1996
                                                                    ---------    ---------
                                                                          (In thousands)
Statutory capital and surplus                                       $ 108,178       80,572
Add (deduct) adjustments to statutory capital and surplus to convert to GAAP:

    Net unrealized appreciation on securities available for sale        4,710          293
    Deferred policy acquisition costs                                   1,376          998
    Deferred federal income taxes                                      15,003       17,301
    Non-admitted assets                                                 2,378          813
    Loss and loss adjustment expense reserve discount                 (10,658)     (10,658)
    Liabilities for GAAP in excess of SAP                              (2,250)      (2,700)
    Provision for unauthorized reinsurance                                887          524
    Accumulated intercompany dividends                                  6,717        2,000
    Accumulated deficit attributable to Professionals Group            (4,035)      (1,287)
    Intercompany paid-in capital                                      (20,000)          --
    Other, net                                                           (380)         102
                                                                    ---------    ---------

 Total shareholders' equity per accompanying consolidated balance
    sheets                                                          $ 101,926       87,958
                                                                    =========    =========


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(14)   Statutory Insurance Accounting Practices, Continued


                                                       Years Ended December 31,
                                                  ----------------------------------
                                                     1997        1996        1995
                                                     ----        ----        ----
                                                             (In thousands)
Statutory net income                              $ 13,719      14,238      22,201
Add (deduct) adjustments to statutory net
       income to convert to GAAP:
    Deferred federal income tax expense               (782)     (1,834)     (9,435)
    Change in loss and loss adjustment expense
       reserve discount                                 --      (1,265)      1,925
    Change in liabilities for GAAP in excess of
       SAP                                             450          --       1,000
    Cumulative effect of change in accounting
       methods                                          --          --      (8,125)
    Other, net                                         437        (245)        371
                                                  --------    --------    --------

Combined net income of insurance companies
    based on GAAP                                   13,824      10,894       7,937
Net income (loss) attributable to non-insurance
    subsidiaries                                       (50)        (22)          4

Net loss attributable to Professionals Group        (2,748)     (1,287)         --
                                                  --------    --------    --------
Net income per accompanying consolidated
    statements of income                          $ 11,026       9,585       7,941
                                                  ========    ========    ========

       Certain regulations that affect PICOM, ProNational Casualty and the insurance industry are promulgated by the National Association of Insurance Commissioners (NAIC), which is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based capital (RBC) requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, each insurer must maintain its total capital and surplus above a calculated minimum threshold or take corrective measures to achieve that threshold. PICOM and ProNational Casualty have calculated their RBC levels based on these requirements and have determined that they passed the RBC test and have capital and surplus in excess of the minimum threshold.

(15)   Concentrations and Credit Risk

       The Company writes approximately 85% of its premiums through independent agents and approximately 15% of its premiums directly. In 1997, 1996 and 1995, the top ten agents produced, in aggregate, approximately 55%, 58% and 55%, respectively, and one agent individually produced approximately 10% of the Company's direct written premiums.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(15)   Concentrations and Credit Risk, Continued

       All premiums are directly billed to policyholders and premiums due are secured by the related unearned premiums. When insureds fail to pay their premiums, coverage is canceled. The Company requires policyholders to remit a minimum of 20% to 40% of the premium at policy origination date. Subsequent scheduled payments are monitored to prevent the Company from providing coverage beyond the date for which payment has been received. In the opinion of management, the amounts carried on the accompanying consolidated balance sheets are collectible.

(16)   Commitments

       Effective January 1, 1995, PICOM purchased the right to solicit and write medical professional liability insurance in Illinois that was formerly written by another Illinois insurance company. The purchase price, which is a percentage of annualized gross premiums written through 1999, will be a minimum of $3,452,954, plus $134,000 attributable to a non-compete covenant. To the extent the ultimate purchase price exceeds the minimum, such excess will be capitalized. During 1996, the actual purchase price was estimated to exceed the minimum. As a result, an additional $400,000 was capitalized in 1996. The adjusted purchase price of $3,986,954, net of accumulated amortization of $1,126,000 and $717,000, was recorded as an intangible asset at December 31, 1997 and 1996, respectively.

(17)   Quarterly Financial Data (Unaudited)

       The unaudited operating results by quarter for 1997 and 1996, are summarized below:

                                                                             Net Income
                                    Total        Income                      Per Common
                                  Revenues       Before                        Share-
                                  and Other      Income          Net          Assuming
                                   Income        Taxes         Income         Dilution
                                   ------        -----         ------         --------
                                         (In thousands, except per-share data)
1997:
    1st                           $16,581         3,462         2,621          0.75
    2nd                            18,050         3,681         2,677          0.76
    3rd                            28,255         3,700         2,975          0.85
    4th                            28,763         3,064         2,753          0.78
                                  -------       -------       -------          ====

         Year                     $91,649        13,907        11,026
                                  =======       =======       =======

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(17) Quarterly Financial Data (Unaudited), Continued



                                                Net Income
               Total      Income                Per Common
              Revenues    Before                  Share -
             and Other    Income       Net       Assuming
              Income       Taxes      Income     Dilution
              ------       -----      ------     --------
              (In thousands, except per-share data)

1996:
  1st        $18,275       3,166      2,328         0.68
  2nd         17,649       2,761      2,158         0.62
  3rd         17,925       3,251      2,396         0.68
  4th         18,393       2,845      2,703         0.77
             -------      ------      -----         ====
    Year     $72,242      12,023      9,585
             =======      ======      =====

(18) Fair Value of Financial Instruments

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

     Under SFAS No. 107, the Company's investment securities, cash, short-term investments, long-term debt, drafts outstanding and balance due on purchased book of business constitute financial instruments. The carrying amounts of all financial instruments--other than investment securities, which are presented in note 4--approximated their fair values at December 31, 1997 and 1996.

(19) Related Party Transactions

     In April 1997, the Company completed an agreement with Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), a Michigan-domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan, whereby: (i) PICOM purchased a twelve-year, $21.5 million surplus note ("Surplus Note") from MEEMIC, bearing interest at 8.5% per annum; (ii) PICOM reinsures 40% of MEEMIC's net premiums beginning July 1, 1997; (iii) Professionals Group provides MEEMIC with information systems services and certain consulting services under a management services agreement for a base fee of $2.0 million per year; and (iv) Professionals Group nominees were elected to all MEEMIC Board positions. The Company also agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"), the exclusive distributor of MEEMIC insurance products.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued



(19) Related Party Transactions, Continued

     On September 22, 1997, MEEMIC Insurance Services Corporation (Services Corp.), a newly formed subsidiary of MEEMIC, purchased the net assets of MEIA. The purchase price equals 3.75% of premiums written by Services Corp. through July 2004, subject to a guaranteed minimum purchase price of $43.0 million. To fund this purchase, Services Corp. paid cash of $22.5 million (utilizing the proceeds of the Surplus Note), and agreed to pay $20.5 million to MEIA as additional consideration through 2004, as provided for in the purchase agreement. MEEMIC guaranteed payment of the first $3.0 million and Professionals Group guaranteed payment of the final $17.5 million (payable in years 2001-2004) of the purchase price. The Company believes the likelihood that its guarantee will become payable is minimal.

     At a future date, Professionals Group and MEEMIC expect to pursue demutualization of MEEMIC. Such demutualization would be subject to regulatory approval by the Michigan Commissioner of Insurance, approval by MEEMIC's policyholders and approval by Professionals Group's shareholders. No specific timetable has been set for demutualization and there can be no assurances that MEEMIC will be demutualized.

     On August 15, 1997, Professionals Group announced a definitive agreement to merge PICOM with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). PPTF is a provider of medical malpractice insurance for physicians and physician corporations in the State of Florida. This agreement was amended and restated on October 3, 1997, and pursuant to the amended and restated agreement, Professionals Group will issue 4,089,160 shares of Professionals Group common stock to the eligible members of PPTF and 153,000 shares to directors and management of PPTF upon consummation of the merger. The transaction is expected to be accounted for as a pooling of interests, whereby Professionals Group will carry forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. The closing of the merger is expected to occur in the second quarter of 1998, subject to regulatory and shareholder/policyholder approval.

                          Independent Auditors' Report



The Board of Directors and Shareholders
Professionals Insurance Company Management Group:


We have audited the accompanying consolidated balance sheets of Professionals Insurance Company Management Group and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the periods ended December 31, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Professionals Insurance Company Management Group and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 3 and 9 to the consolidated financial statements, the Company changed its method of accounting for loss and loss adjustment expense reserves to eliminate discounting of such reserves in 1995.



KPMG Peat Marwick LLP

East Lansing, Michigan
February 27, 1998

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31, 1997 and 1996
(In thousands)

                                                                       1997             1996
                                                                       ----             -----
Assets:
Investment in subsidiaries                                            $120,486       $ 87,271
Short-term investments, at cost, which
   approximates fair value                                               3,866          2,030
Cash                                                                         3            -
Other assets                                                             1,336            -
                                                                      --------       --------
   Total assets                                                       $125,691       $ 89,301
                                                                      ========       ========

Liabilities and Shareholders' Equity:

Liabilities:

Long-term debt                                                        $ 22,500       $    -
Accrued expenses and other liabilities                                   1,265          1,343
                                                                      --------       --------

                                                                        23,765          1,343
                                                                      --------       --------
Shareholders' Equity:

Preferred stock, no par value; 5,000,000 shares
   authorized; no shares issued and outstanding                            -              -
Common stock, no par value; 25,000,000 shares
   authorized; 3,505,750 shares issued and
   outstanding in 1997 and 1996                                          3,506          3,506
Additional paid-in capital                                              14,569         14,569
Retained earnings                                                       80,671         69,645
Net unrealized appreciation on investments,
   net of deferred taxes                                                 3,180            238
                                                                      --------       --------

   Total shareholders' equity                                          101,926         87,958
                                                                      --------       --------

   Total liabilities and shareholders' equity                         $125,691       $ 89,301
                                                                      ========       ========


These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Insurance Company Management Group and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

Periods Ended December 31, 1997 and 1996
(In thousands)

                                                             1997          1996
                                                             ----          ----
Revenues:

 Dividend income from subsidiary                           $  4,717    $   3,530
 Investment income                                              106           30
 Other income                                                 1,005          -
                                                           --------    ---------
   Total revenues                                             5,828        3,560
                                                           --------    ---------

Expenses:

 Operating and administrative                                 2,761        1,317
 Interest expense                                             1,098           30
                                                           --------    ---------
   Total expenses                                             3,859        1,347
                                                           --------    ---------

   Income before federal income taxes and
     equity in undistributed income of subsidiaries           1,969        2,213

Federal income taxes                                              -            -
                                                           --------    ---------

   Income before equity in undistributed income
     of subsidiaries                                          1,969        2,213

Equity in undistributed income of subsidiaries                9,057        4,823
                                                           --------    ---------
   Net income                                              $ 11,026    $   7,036
                                                           ========    =========


These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Insurance Company Management Group and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

Periods Ended December 31, 1997 and 1996
(In thousands)

                                                                 1997          1996
                                                                 ----          ----
Cash flows from operating activities:
   Net income                                                  $  11,026      $  7,036
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed income of subsidiaries               (9,057)       (4,823)
     Dividend of investment from subsidiary                       (1,217)          -
     Amortization                                                    183           -
     Increase in other assets                                     (1,594)          -
     Increase (decrease) in accrued expenses
       and other liabilities                                         (78)        1,343
                                                               ---------      --------

       Net cash provided by (used in) operating activities          (737)        3,556
                                                               ---------      --------

Cash flows from investing activities:

   Proceeds from sale or maturity of short-term
     investments                                                  32,578         6,048
   Purchases of short-term investments                           (34,338)       (8,078)
   Capital contribution to consolidated
     subsidiary                                                  (20,000)       (1,500)
                                                               ---------      --------

       Net cash used in investing activities                     (21,760)       (3,530)
                                                               ---------      --------

Cash flows from financing activities:

   Proceeds from issuance of note payable                           -            1,500
   Payments on note payable                                         -           (1,500)
   Cash paid in lieu of fractional shares                           -              (26)
   Proceeds from issuance of long-term debt                       22,500           -
                                                               ---------      --------

     Net cash provided by (used in) financing activities          22,500           (26)
                                                               ---------      --------

Net change in cash                                                     3             -

Cash, beginning of year                                        $       -             -
                                                               ---------      --------
Cash, end of year                                              $       3      $     -
                                                               =========      ========



These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Insurance Company Management Group and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Periods Ended December 31, 1997 and 1996


(1)   Description of Business

      Professionals Insurance Company Management Group (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996. Accordingly, 1996 condensed financial information for Professionals Group is only being presented from the period January 31, 1996 (date of inception) through December 31, 1996.

      Professionals Group owns all of the issued and outstanding common stock of the following entities:

      PICOM Insurance Company - a stock insurance company incorporated under Michigan law.

      PICOM Financial Services Corporation - an inactive financial services company.

      PICOM Insurance Agency, Inc. - an inactive insurance agency.

      American Insurance Management Corporation - an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange.


(2)   Federal Income Taxes

      Under terms of Professionals Group's tax sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information called for by this item with respect to the directors of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Management and Operations After the Transactions -- Directors," and "-- Executive Officers," and "Information Regarding the Professionals Group Annual Meeting -- Election of Directors." Such information is herein incorporated by reference.

         Information regarding the executive officers of Professionals Group is reported in Part I on this Annual Report on Form 10-K pursuant to General Instruction G to Form 10-K.

         Section 16(a) of the Exchange Act requires Professionals Group's directors and executive officers, and persons who own more than 10% of a registered class of Professionals Group's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Professionals Group common stock and other equity securities of Professionals Group. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulation to furnish Professionals Group with copies of all Section 16(a) forms they file.

         To Professionals Group's knowledge, based solely on a review of the copies of such reports furnished to Professionals Group and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 1997, except for Isaac J. Powell, M.D., who inadvertently failed to file on a timely basis a Form 4 in September reporting his purchase of Professionals Group common stock on August 25, 1997. A Form 5 was subsequently filed in February 1998 reporting the purchase of such shares.

Item 11. Executive Compensation

         The information called for by this item with respect to executive compensation of Professionals Group will be reported in

Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Information Regarding the Professionals Group Annual Meeting -- Management Remuneration," "--Stock Purchase Plan" and "--Employment Severance Compensation Plans." Such information is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item with respect to the security ownership of certain beneficial owners and management of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Professionals Group Common Stock." Such information is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

         The information called for by this item with respect to certain relationships and related transactions of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Information Regarding the Professionals Group Annual Meeting -- Director Compensation and Benefits," "--Compensation Committee Interlocks and Insider Participation," and "--Related Party Transactions." Such information is herein incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits:


            Item 601
         Regulation S-K
        Exhibit Reference
             Number               Exhibit Description
        -----------------         -------------------
         (2)(a)(/(10)(a)          First  Amended  and  Restated Agreement  and  Plan of  Merger  dated  as of
                                  October 3, 1997 by and  among the registrant,  PICOM Insurance Company  and
                                  Physicians Protective  Trust Fund (incorporated  by reference to  Exhibit 2 of the registrant's Current Report on Form 8-K dated October 3, 1997  filed with  the Securities and Exchange Commission on  October 10, 1997 (file no.
                                  0-21223)).

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


            Item 601
         Regulation S-K
        Exhibit Reference
             Number               Exhibit Description
        -----------------         -------------------
             (4)(d)               Specimen stock option issued under the Professionals Insurance Company
                                  Management Group 1996 Non-Employee Directors Stock Option Plan
                                  (incorporated by reference to Exhibit 4(d) of the Quarterly Report on Form
                                  10-Q for the quarterly period ended September 30, 1996 filed with the
                                  Securities and Exchange Commission on November 12, 1996 (file no. 0-
                                  21223)).

             (4)(e)               Specimen  stock option  issued under  the  Professionals Insurance  Company
                                  Management Group 1996 Long Term Incentive Plan.*

             (10)(b)              Credit  Agreement  dated  April 4,  1997  for  $22.5  million  between  the
                                  registrant  and  LaSalle  National  Bank   (incorporated  by  reference  to
                                  Exhibit (10)(a) of the registrant's Quarterly  Report on Form 10-Q  for the quarterly period  ended March 31,  1997 as  filed with  the Securities  and
                                  Exchange Commission on May 12, 1997 (file no. 0-21223)).

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


            Item 601
         Regulation S-K
        Exhibit Reference
             Number               Exhibit Description
        -----------------         -------------------
             (10)(f)              PICOM   Insurance   Company   Employees'   Savings  and   Retirement   Plan
                                  (incorporated by reference to Exhibit (10)(d) of the initial  filing of the registrant's Annual  Report on  Form 10-K for  the year ended  December 31,
                                  1996 as  filed with  the Securities  and Exchange  Commission on  March 28,
                                  1997 (file no. 0-21223)).

             (10)(g)              PICOM Insurance  Company Pension Plan (incorporated by reference to Exhibit
                                  (10)(e) of the  initial filing of  the registrant's Annual  Report on  Form
                                  10-K for the year ended December 31, 1996 as  filed with the Securities and
                                  Exchange Commission on March 28, 1997 (file no. 0-21223)).

             (10)(h)              PICOM  Insurance  Company  Key Employee  Retention  Plan  (incorporated  by reference to  Exhibit (99)(e)  of the  initial filing  of the  registrant's
                                  Registration  Statement on Form S-4  filed with the Securities and Exchange
                                  Commission on April 3, 1996 (registration no. 333-3138)).
             (10)(i)              PICOM Insurance Company Employee Retention  Plan (incorporated by reference to  Exhibit (99)(f) of the initial filing  of the registrant's Registration
                                  Statement on Form S-4 filed with the  Securities and Exchange Commission on
                                  April 3, 1996 (registration no. 333-3138)).

             (10)(j)              Adverse  Development Stop  Loss  Reinsurance  Contract  between  Physicians
                                  Protective Trust Fund  (the "Reassured") and  PICOM Insurance Company  (the
                                  "Reinsurer") effective February 1,  1998, 12:01 a.m. Eastern  Standard Time
                                  (incorporated  by  reference  to Exhibit 10  of  the  registrant's  Current
                                  Report on Form  8-K dated October  27, 1997 filed  with the Securities  and
                                  Exchange Commission on October 31, 1997 (file no. 0-21223)).

              (11)                No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.


            Item 601
         Regulation S-K
        Exhibit Reference
             Number               Exhibit Description
        -----------------         -------------------
              (21)                List  of  subsidiaries of  the  registrant  (incorporated  by reference  to
                                  Exhibit  21 of the  registrant's Annual  Report on  Form 10-K for  the year
                                  ended  December 31,  1996  as  filed  with   the  Securities  and  Exchange
                                  Commission on March 28, 1997 (file no. 0-21223)).

              (23)                Consent   of  KPMG   Peat  Marwick   LLP,   independent  certified   public
                                  accountants.*

              (24)                Powers of attorney.*

              (27)                Financial Data Schedule of registrant.*
--------------------------

*        Filed herewith.

Management contracts and compensatory plans or arrangements:

         The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

         Exhibit (4)(d) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan.

         Exhibit (4)(e) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Long Term Incentive Plan.

         Exhibit (10)(c) Professionals Insurance Company Management Group 1996 Long-Term Incentive Plan.

         Exhibit (10)(d) Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan.

         Exhibit (10)(e) Professionals Insurance Company Management Group Stock Purchase Plan.

         Exhibit (10)(f) PICOM Insurance Company Employees' Savings and Retirement Plan.

         Exhibit (10)(g) PICOM Insurance Company Pension Plan.

         Exhibit (10)(h) PICOM Insurance Company Key Employee Retention Plan.

         Exhibit (10)(i) PICOM Insurance Company Employee Retention Plan.

Index to Financial Statements and Financial Statement Schedules:


                                                                                                   10-K
                                                                                                  Report
                                                                                                 page(s)
                                                                                                 -------
 Financial Statements:

 Consolidated balance sheets as of December 31, 1997 and 1996  . . . . . . . . . . . . .            46

 Consolidated statements of income for each of the years ended December 31, 1997, 1996
 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            47

 Consolidated statements of shareholders' equity for each of the years ended December
 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            48

 Consolidated statements of cash flows for each of the years ended December 31, 1997,
 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49

 Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . .            50

 Report of independent auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            74

 Financial Statement Schedules:

II.     Condensed financial information of registrant                                               75

-------------------

All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated October 3, 1997, in connection with the execution of a First Amended and Restated Agreement and Plan of Merger dated October 3, 1997, by and among Professionals Group, PICOM and Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund, located in Coral Gables, Florida ("PPTF").

         The Company filed a Current Report on Form 8-K dated October 27, 1997, in connection with the execution of an Adverse Development Stop Loss Reinsurance Contract between PPTF and PICOM, effective February 1, 1998.

         No other reports were filed during the three months ended December 31, 1997.

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

                                            Professionals Insurance Company
                                             Management Group


Date:  March 26, 1998                       By: /s/ Victor T. Adamo
                                                --------------------------------
                                                Victor T. Adamo
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            By: /s/ R. Kevin Clinton
                                                --------------------------------
                                                R. Kevin Clinton
                                                Vice President, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                and Principal Accounting
                                                Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                   Title                          Date
     ---------                   -----                          ----
                          Director, President and
                          and Chief Executive
/s/ Victor T. Adamo       Officer (Principal                March 26, 1998
----------------------    Executive Officer)
Victor T. Adamo

                          Director, Vice
/s/ R. Kevin Clinton      President, Treasurer              March 26, 1998
----------------------    and Chief Financial
R. Kevin Clinton          Officer (Principal
                          Financial Officer
                          and Principal
                          Accounting Officer)


Jerry D. Campbell*        Director                          March 26, 1998
----------------------
Jerry D. Campbell

John F. Dodge, Jr.*       Director                          March 26, 1998
----------------------
John F. Dodge, Jr.

H. Harvey Gass*           Director                          March 26, 1998
----------------------
H. Harvey Gass

W. Peter McCabe*          Director                          March 26, 1998
----------------------
W. Peter McCabe

John F. McCaffrey*        Director                          March 26, 1998
----------------------
John F. McCaffrey

Isaac J. Powell*          Director                          March 26, 1998
----------------------
Isaac J. Powell

Ann F. Putallaz*          Director                          March 26, 1998
----------------------
Ann F. Putallaz

Donald S. Young*          Director                          March 26, 1998
----------------------
Donald S. Young

William H. Woodhams*      Director                          March 26, 1998
----------------------
William H. Woodhams

*By: /s/ Victor T. Adamo
     -----------------------------
         Victor T. Adamo, as attorney-in-fact for the persons indicated

                                Exhibit Index
                                -------------


           Exhibit No.            Exhibit Description
           -----------            -------------------
         (2)(a)(/(10)(a)          First  Amended  and  Restated Agreement  and  Plan of  Merger  dated  as of
                                  October 3, 1997 by and  among the registrant,  PICOM Insurance Company  and
                                  Physicians Protective  Trust Fund (incorporated  by reference to  Exhibit 2 of the registrant's Current Report on Form 8-K dated October 3, 1997  filed with  the Securities and Exchange Commission on  October 10, 1997 (file no.
                                  0-21223)).

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


           Exhibit No.            Exhibit Description
           -----------            -------------------
             (4)(d)               Specimen stock option issued under the Professionals Insurance Company
                                  Management Group 1996 Non-Employee Directors Stock Option Plan
                                  (incorporated by reference to Exhibit 4(d) of the Quarterly Report on Form
                                  10-Q for the quarterly period ended September 30, 1996 filed with the
                                  Securities and Exchange Commission on November 12, 1996 (file no. 0-
                                  21223)).

             (4)(e)               Specimen  stock option  issued under  the  Professionals Insurance  Company
                                  Management Group 1996 Long Term Incentive Plan.*

             (10)(b)              Credit  Agreement  dated  April 4,  1997  for  $22.5  million  between  the
                                  registrant  and  LaSalle  National  Bank   (incorporated  by  reference  to
                                  Exhibit (10)(a) of the registrant's Quarterly  Report on Form 10-Q  for the quarterly period  ended March 31,  1997 as  filed with  the Securities  and
                                  Exchange Commission on May 12, 1997 (file no. 0-21223)).

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
                                  333-3138)).


           Exhibit No.            Exhibit Description
           -----------            -------------------
             (10)(f)              PICOM   Insurance   Company   Employees'   Savings  and   Retirement   Plan
                                  (incorporated by reference to Exhibit (10)(d) of the initial  filing of the registrant's Annual  Report on  Form 10-K for  the year ended  December 31,
                                  1996 as  filed with  the Securities  and Exchange  Commission on  March 28,
                                  1997 (file no. 0-21223)).

             (10)(g)              PICOM Insurance  Company Pension Plan (incorporated by reference to Exhibit
                                  (10)(e) of the  initial filing of  the registrant's Annual  Report on  Form
                                  10-K for the year ended December 31, 1996 as  filed with the Securities and
                                  Exchange Commission on March 28, 1997 (file no. 0-21223)).

             (10)(h)              PICOM  Insurance  Company  Key Employee  Retention  Plan  (incorporated  by reference to  Exhibit (99)(e)  of the  initial filing  of the  registrant's
                                  Registration  Statement on Form S-4  filed with the Securities and Exchange
                                  Commission on April 3, 1996 (registration no. 333-3138)).
             (10)(i)              PICOM Insurance Company Employee Retention  Plan (incorporated by reference to  Exhibit (99)(f) of the initial filing  of the registrant's Registration
                                  Statement on Form S-4 filed with the  Securities and Exchange Commission on
                                  April 3, 1996 (registration no. 333-3138)).

             (10)(j)              Adverse  Development Stop  Loss  Reinsurance  Contract  between  Physicians
                                  Protective Trust Fund  (the "Reassured") and  PICOM Insurance Company  (the
                                  "Reinsurer") effective February 1,  1998, 12:01 a.m. Eastern  Standard Time
                                  (incorporated  by  reference  to Exhibit 10  of  the  registrant's  Current
                                  Report on Form  8-K dated October  27, 1997 filed  with the Securities  and
                                  Exchange Commission on October 31, 1997 (file no. 0-21223)).

              (11)                No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.


           Exhibit No.            Exhibit Description
           -----------            -------------------
              (21)                List of subsidiaries of the registrant (incorporated by reference to
                                  Exhibit 21 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as filed  with the Securities and Exchange
                                  Commission on March 28, 1997 (file no. 0-21223)).

              (23)                Consent of KPMG Peat Marwick LLP, independent certified public accountants.*

              (24)                Powers of attorney.*

              (27)                Financial Data Schedule of registrant.*
--------------------------

*        Filed herewith.