Form 10-Q
period 1998-03-31
PROFESSIONALS INSURANCE CO MANAGEMENT GROUP
filed 1998-05-14
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 (Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1998

                          OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to _____________


                         Commission file number 0-21223


                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
             (Exact name of registrant as specified in its charter)

             Michigan
    (State or Other Jurisdiction                       38-3273911
   of Incorporation or Organization)        (I.R.S. Employer Identification No.)

       2600 Professionals Drive, Okemos, Michigan             48864
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (517) 349-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of the registrant's common stock, no par value per share, as of May 12, 1998 was 3,505,750.

                                TABLE OF CONTENTS



                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets at March 31, 1998
                    (Unaudited) and December 31, 1997                                     3

                    Condensed Consolidated Statements of Income for the Three
                    Months Ended March 31, 1998 and 1997 (Unaudited)                      4

                    Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1998 and 1997 (Unaudited)                5

                    Notes to Condensed Consolidated Financial Statements
                    (Unaudited)                                                           6-8

         Item 2.    Management's  Discussion  and  Analysis of  Financial
                    Condition  and Results of Operations                                  9-14

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                        14

                    Signatures                                                              15

<PAGE 3>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                               AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                                                            March 31,                December 31,
                                Assets                                        1998                      1997
                                                                       -------------------       -------------------
Investments:                                                              (Unaudited)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $344,551,000 and $308,941,000)                       $349,286,000              $313,633,000
   Equity securities available for sale, at fair value
      (cost:  $2,723,000 and $2,704,000)                                        2,871,000                 2,831,000
   Short-term investments, at cost                                             30,399,000                25,655,000
   Real estate, at cost, net of accumulated depreciation                          436,000                   442,000
                                                                       -------------------       -------------------
               Total investments                                              382,992,000               342,561,000
Cash                                                                            1,232,000                 2,176,000
Premiums due from policyholders                                                18,847,000                 7,051,000
Reinsurance balances                                                           23,617,000                24,257,000
Accrued investment income                                                       6,276,000                 4,785,000
Deferred federal income taxes                                                  14,565,000                15,003,000
Property and equipment, at cost, net of
  accumulated depreciation                                                      8,281,000                 9,060,000
Deferred policy acquisition costs                                               1,259,000                 1,376,000
Other assets                                                                   10,306,000                 6,926,000
                                                                       -------------------       -------------------
               Total assets                                                  $467,375,000              $413,195,000
                                                                       ===================       ===================

                 Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                                 $277,721,000              $239,151,000
   Reserve for extended reporting period claims                                15,400,000                15,300,000
   Unearned premiums                                                           33,350,000                21,665,000
   Long-term debt                                                              22,500,000                22,500,000
   Accrued expenses and other liabilities                                      13,627,000                12,653,000
                                                                       -------------------       -------------------
               Total liabilities                                              362,598,000               311,269,000
                                                                       -------------------       -------------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                         -                         -
   Common stock, no par value; 25,000,000 shares authorized;
      3,505,750 shares issued and outstanding in 1998 and 1997                  3,506,000                 3,506,000
   Additional paid-in capital                                                  14,569,000                14,569,000
   Retained earnings                                                           83,480,000                80,671,000
   Accumulated other comprehensive income,
      net of deferred federal income taxes                                      3,222,000                 3,180,000
                                                                       -------------------       -------------------
               Total shareholders' equity                                     104,777,000               101,926,000
                                                                       -------------------       -------------------
               Total liabilities and shareholders' equity                    $467,375,000              $413,195,000
                                                                       ===================       ===================


See accompanying notes to the unaudited condensed consolidated financial statements.

               PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                               AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                   ------------------------------------
                                                                        1998                 1997
                                                                   ----------------     ---------------
Revenues and other income:
   Net premiums written                                                $32,444,000         $14,376,000
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                      (8,368,000)         (1,985,000)
                                                                   ----------------     ---------------
   Premiums earned, net                                                 24,076,000          12,391,000
   Net investment income                                                 5,171,000           4,172,000
   Net realized investment gains (losses)                                    2,000             (36,000)
   Other                                                                   518,000              54,000
                                                                   ----------------     ---------------
      Total revenues and other income                                   29,767,000          16,581,000
                                                                   ----------------     ---------------

Expenses:
   Losses and loss adjustment expenses, net                             19,293,000          10,384,000
   Increase in reserve for extended reporting
      period claims                                                        100,000             100,000
   Policy acquisition and other underwriting expenses                    6,501,000           2,635,000
   Interest expense                                                        360,000            -
                                                                   ----------------     ---------------
      Total expenses                                                    26,254,000          13,119,000
                                                                   ----------------     ---------------

      Income from operations before federal income taxes                 3,513,000           3,462,000

Federal income taxes                                                       704,000             841,000
                                                                   ----------------     ---------------

      Net income                                                        $2,809,000          $2,621,000
                                                                   ================     ===============


Net income per common share                                                  $0.80               $0.75
                                                                   ================     ===============

Net income per common share - assuming dilution                              $0.80               $0.75
                                                                    ================     ===============

Weighted average shares outstanding                                      3,505,750           3,505,750
                                                                   ================     ===============

Weighted average shares outstanding - assuming dilution                  3,511,837           3,506,380
                                                                   ================     ===============



See accompanying notes to the unaudited condensed consolidated financial statements.

               PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                               AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                                   Three Months Ended March 31,
                                                            -------------------------------------------
                                                                   1998                     1997
                                                            --------------------       ---------------
Net cash provided by (used in) operating activities                 $39,576,000              ($987,000)
                                                            -------------------         --------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments         168,188,000             81,775,000
   Purchases of short-term investments                             (172,686,000)           (84,490,000)
   Proceeds from maturity of securities available for sale            -                        370,000
   Proceeds from sale of securities available for sale               12,487,000             19,385,000
   Purchases of securities available for sale                       (48,433,000)           (15,927,000)
   Purchases of property and equipment                                  (76,000)               (90,000)
                                                            --------------------        ---------------
      Net cash provided by (used in) investing activities           (40,520,000)             1,023,000
                                                            --------------------        ---------------

Net increase (decrease) in cash                                        (944,000)                36,000

Cash, beginning of period                                             2,176,000              2,023,000
                                                            --------------------        ---------------

Cash, end of period                                                  $1,232,000             $2,059,000
                                                            ====================        ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Insurance Company Management Group ("Professionals Group," and with its direct and indirect subsidiaries, the "Company") is a business corporation that was incorporated under the laws of the State of Michigan on January 31, 1996 and functions as an insurance holding company. Professionals Group has five direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries. The direct wholly-owned subsidiaries are PICOM Insurance Company ("PICOM"), PICOM Insurance Agency, Inc. ("PIA"), PICOM Financial Services Corporation ("PFSC"), PPTF Merger Insurance Company ("PPTF Merger") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of PICOM, are PICOM Claims Services Corporation ("PCSC") and ProNational Casualty Company ("ProNational Casualty").

         PICOM is a stock, property and casualty insurer that offers professional liability insurance to providers of health care services in Michigan, Illinois, Indiana, Ohio and Pennsylvania. PIA is an inactive Michigan insurance agency. PFSC is an inactive business corporation. PPTF Merger is a stock, property and casualty insurer that was created for the sole purpose of merging Physicians Protective Trust Fund, a Florida domiciled medical malpractice self-insurance trust fund, with and into PICOM. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis. ProNational Casualty is a stock, property and casualty insurer that is currently not issuing policies.

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

(3)      Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's results of operations or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:


                                                                         1998             1997
                                                                         ----           ------
                                                                             (In thousands)

                  Net income                                           $2,809             2,621
                  Unrealized holding gains, net of tax                     42            (2,526)
                                                                      -------            ------

                     Comprehensive income                              $2,851                95
                                                                       ======            ======

         The components of accumulated other comprehensive income, net of related tax, included in shareholders' equity at March 31, 1998 and December 31, 1997 include only unrealized holding gains, net of tax.

                PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)      New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is not required to report pursuant to SFAS No. 131 until December 31, 1998 and has not determined what effects the adoption of SFAS No. 131 will have on its consolidated results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (e.g., See the disclosures under "Item 1. Business - Forward Looking Statements" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")


Financial Condition -- March 31, 1998 Compared to December 31, 1997:

     Total assets increased to $467.4 million at March 31, 1998, as compared to $413.2 million at December 31, 1997, primarily due to increases in invested assets, premiums due from policyholders and prepaid reinsurance premiums (included in other assets in the accompanying condensed consolidated balance sheets). Invested assets increased 11.8% to $383.0 million, or approximately 82% of the Company's total assets at March 31, 1998. This compares to invested assets of $342.6 million, or approximately 83% of the Company's total assets at December 31, 1997. The increase in invested assets was primarily due to a $30.6 million reinsurance premium received as a result of an assumed reinsurance transaction with Physicians Protective Trust Fund ("PPTF"), a Florida domiciled medical malpractice self-insurance trust fund, as well as positive cash flows from operations. The increases in premiums due from policyholders and prepaid reinsurance premiums reflect the timing of renewals for the Company's Illinois professional liability book of business, which have a common renewal date of January 1.

     The Company's investment portfolio continues to be dominated by fixed maturity securities at March 31, 1998, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At March 31, 1998, the fixed maturity portfolio had a fair value that was $4.7 million more than the $344.6 million amortized cost of such portfolio. At December 31, 1997, the fixed maturity portfolio had a fair value that was $4.7 million higher than the $308.9 million amortized cost of such portfolio.


         Loss and loss adjustment expense reserves represented approximately 77% of the Company's consolidated liabilities at both March 31, 1998 and December 31, 1997. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties. The Company's reserves have been established within the range of acceptable values estimated semi-annually by the Company's consulting actuary and are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

         Loss and loss adjustment expense reserves increased 16.1% to $277.7 million at March 31, 1998, from $239.2 million at December 31, 1997. This increase was primarily attributable to $30.6 million of reserves assumed from PPTF, as well as a $2.7 million increase in the reserves assumed from Michigan Educational Employees Mutual Insurance Company ("MEEMIC"). The remainder of the increase was due to an increase in outstanding professional liability claims at March 31, 1998 as compared to December 31, 1997.

         The unearned premium reserve increased to $33.4 million at March 31, 1998, from $21.7 million at December 31, 1997. The increase was due to the timing of renewals for the Company's Illinois professional liability book of business, which have a common renewal date of January 1, and an increase in the Company's net retention to $500,000, effective January 1, 1998.

         Shareholders' equity increased 2.8% to $104.8 million at March 31, 1998, as compared to $101.9 million at December 31, 1997. The increase in shareholders' equity was due to net income of $2.8 million during the three month period ended March 31, 1998. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.


Results of Operations -- Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997:

         Total net premiums written were $32.4 million for the three months ended March 31, 1998, an increase of 125.7%, as compared to net premiums written of $14.4 million for the three months ended March 31, 1997. The reinsurance premiums assumed from MEEMIC increased net premiums written by $10.4 million for the three months ended March 31, 1998 (the MEEMIC reinsurance agreement was not in force during the three months ended March 31, 1997). Professional liability related net premiums written were $22.0 million for the three months ended March 31, 1998, an increase of 53.0%, as compared to net premiums written of $14.4 million for the three months ended March 31, 1997. The increase in professional liability net premiums written was primarily due to $5.2 million of additional net written premiums from the Company's Illinois book of business as all Illinois policies were converted to annual policies with a common renewal date of January 1. Previously, Illinois policies were six-month policies with common renewal dates of January 1 and July
1. Additional increases were caused by increased business in Ohio ($3.4 million), expansion of business into Pennsylvania ($370,000) and an increase in the Company's net retention to $500,000, effective January 1, 1998 ($1.2 million). The increase in professional liability net premiums written was offset somewhat by continued price-based competition, particularly in the Michigan and Illinois insurance markets. For financial reporting purposes, the previously described $30.6 million reinsurance transaction with PPTF was recorded net of the $30.6 million in assumed loss and loss adjustment expense reserves and, therefore, written and earned premiums and incurred losses and loss adjustment expenses were unaffected.

         During the three months ended March 31, 1998 and 1997, the Company continued to balance its need for rate adjustments with a goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana, Ohio and Pennsylvania. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding realized capital gains and losses, was $5.2 million for the three months ended March 31, 1998, an increase of 24.0% over net investment income of $4.2 million for the three months ended March 31, 1997. The increase in net investment income mainly resulted from an increase in average invested assets associated with the $30.6 million in reinsurance premiums received from PPTF, as well as positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.9% and 6.8% as of March 31, 1998 and 1997, respectively. Net realized investment gains/losses were negligible during the three month periods ended March 31, 1998 and 1997.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $12.1 million for the three months ended March 31, 1998, an increase of 15.1%, as compared to $10.5 million for the three months ended March 31, 1997. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 88.5% for the three months ended March 31, 1998, as compared to 84.6% for the same period of 1997. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due to an increase in outstanding professional liability claims at March 31, 1998 as compared to March 31, 1997.

         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $7.3 million for the three months ended March 31, 1998. As a percentage of premiums earned, such personal liability insurance generated an incurred loss and loss adjustment expense ratio of 70.2% for the three months ended March 31, 1998. The Company believes that the personal liability insurance produced a low loss ratio primarily due to mild weather-related conditions in Michigan during the first quarter of 1998.

         Policy acquisition and underwriting expenses were $6.5 million for the three months ended March 31, 1998, an increase of 146.7% over policy acquisition and underwriting expenses of $2.6 million for the same period of 1997. As a percentage of premiums earned, the underwriting expense ratio increased to 27.0% for the three months ended March 31, 1998, from 21.3% for the same period of 1997. The increase in such expenses was mainly due to $3.2 million of ceding commission attributable to the MEEMIC reinsurance agreement, which was not in force during the three months ended March 31, 1997, and approximately $100,000 of non-recurring legal, accounting, investment banker and related expenses associated with the Company's merger and acquisition activities. Additional expenses during the three months ended March 31, 1998 included start-up expenses associated with the Company's planned expansion into Florida and Pennsylvania during 1998. Interest expense of $360,000 during the three months ended March 31, 1998 resulted from the Company's bank borrowings of $22.5 million obtained in April 1997. See "Liquidity and Capital Resources."

         The Company recorded $704,000 in federal income tax expense for the three months ended March 31, 1998, compared to $841,000 during the same period in 1997. The effective tax rate was 20.0% for the three months ended March 31, 1998 compared to 24.3% for the three months ended March 31, 1997. The Company's lower effective tax rate for the three months ended March 31, 1998 was due primarily to increased holdings in tax-exempt municipal bonds as compared to the same period in 1997.

         Net income for the three months ended March 31, 1998 was $2.8 million, or $0.80 per share (assuming dilution) on revenues of $29.8 million. This compares to net income of $2.6 million, or $0.75 per share (assuming dilution) on revenues of $16.6 million, for the three months ended March 31, 1997. The improvement in earnings is primarily attributable to increased net investment income, as described previously.


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


         The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any additional funds in the three month periods ended March 31, 1998 or 1997. As of March 31, 1998, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

         On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.40% at March 31, 1998), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows:
1998 - $2,500,000; 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002
- $3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000.

         The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at March 31, 1998.

         On August 15, 1997, Professionals Group announced a definitive agreement to merge PICOM with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). PPTF is a provider of medical malpractice insurance for physicians and physician corporations in the State of Florida. This agreement was amended and restated on October 3, 1997, and pursuant to the amended and restated agreement, Professionals Group will issue 4,089,160 shares of Professionals Group common stock to the eligible members of PPTF and 153,000 shares to directors and management of PPTF upon consummation of the merger. The transaction is expected to be accounted for as a pooling of interests, whereby Professionals Group will carry forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. The proposed merger has been submitted to the shareholders of Professionals Group and the policyholders of PPTF for their review and approval at meetings to be held June 3, 1998 and June 5, 1998, respectively. Assuming favorable shareholder/policyholder votes and final regulatory approval, the merger is expected to close on or before July 1, 1998.


Effects of New Accounting Pronouncements:

         The FASB has issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is not required to report pursuant to SFAS No. 131 until December 31, 1998 and has not determined what effects the adoption of SFAS No. 131 will have on its consolidated results of operations or financial condition.


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

---------------

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

                                      PROFESSIONALS INSURANCE COMPANY
                                      MANAGEMENT GROUP


DATE:  May 12, 1998                   /s/ R. Kevin Clinton
                                      ---------------------------------
                                      R. Kevin Clinton
                                      Vice President, Treasurer and
                                      Chief Financial Officer (Principal
                                      Financial Officer and Accounting Officer)

                                Exhibit Index


Exhibit Number                          Description
--------------                          -----------

      27                        Financial Data Schedule