Form 10-Q
period 1998-06-30
PROFESSIONALS GROUP INC
filed 1998-08-13
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission file number 0-21223


                            PROFESSIONALS GROUP, INC.
             (Exact name of registrant as specified in its charter

        Michigan                                         38-3273911
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

2600 Professionals Drive, Okemos, Michigan                       48864
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (517) 349-6500

                Professionals Insurance Company Management Group
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]   No [ ]

The number of shares outstanding of the registrant's common stock, no par value per share, as of August 12, 1998 was 7,623,869.

                                TABLE OF CONTENTS


                                                                                         PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets at June 30, 1998
                      (Unaudited) and December 31, 1997                                         3

                      Condensed Consolidated Statements of Income for the Three
                      Months and Six Months Ended June 30, 1998 and 1997 (Unaudited)            4

                      Condensed Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 1998 and 1997 (Unaudited)                           5

                      Notes to Condensed Consolidated Financial Statements (Unaudited)        6-8

         Item 2.    Management's  Discussion and Analysis of Financial Condition and
                    Results of Operations                                                    9-17


         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 17

PART II. OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                        17

         Item 6.    Exhibits and Reports on Form 8-K                                           18

         Signatures                                                                            19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
                      Condensed Consolidated Balance Sheets


                                                                                               June 30,               December 31,
                                                                                                1998                     1997
                                                                                           ----------------       -----------------
                                                                                             (Unaudited)
                                         Assets

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost:  $355,605,000 and $308,941,000)                                         $361,467,000             $313,633,000
   Equity securities available for sale, at fair value
      (cost:  $2,731,000 and $2,704,000)                                                          2,880,000                2,831,000
   Short-term investments, at cost                                                               17,894,000               25,655,000
   Real estate, at cost, net of accumulated depreciation                                            431,000                  442,000
                                                                                               ------------             ------------
               Total investments                                                                382,672,000              342,561,000
Cash                                                                                              1,991,000                2,176,000
Premiums due from policyholders                                                                  18,456,000                7,051,000
Reinsurance balances                                                                             25,272,000               24,257,000
Accrued investment income                                                                         4,965,000                4,785,000
Deferred federal income taxes                                                                    14,121,000               15,003,000
Property and equipment, at cost, net of
  accumulated depreciation                                                                        8,330,000                9,060,000
Deferred policy acquisition costs                                                                 1,418,000                1,376,000
Other assets                                                                                      8,713,000                6,926,000
                                                                                               ------------             ------------
               Total assets                                                                    $465,938,000             $413,195,000
                                                                                               ============             ============

                           Liabilities and Shareholders' Equity

Liabilities:
   Loss and loss adjustment expense reserves                                                   $281,708,000             $239,151,000
   Reserve for extended reporting period claims                                                  15,500,000               15,300,000
   Unearned premiums                                                                             30,531,000               21,665,000
   Long-term debt                                                                                20,000,000               22,500,000
   Accrued expenses and other liabilities                                                         9,726,000               12,653,000
                                                                                               ------------             ------------
               Total liabilities                                                                357,465,000              311,269,000
                                                                                               ------------             ------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                            -                        -
   Common stock, no par value; 25,000,000 shares authorized;
      3,505,750 shares issued and outstanding in 1998 and 1997                                    3,506,000                3,506,000
   Additional paid-in capital                                                                    14,569,000               14,569,000
   Retained earnings                                                                             86,430,000               80,671,000
   Accumulated other comprehensive income,
      net of deferred federal income taxes                                                        3,968,000                3,180,000
                                                                                               ------------             ------------
               Total shareholders' equity                                                       108,473,000              101,926,000
                                                                                               ------------             ------------
               Total liabilities and shareholders' equity                                      $465,938,000             $413,195,000
                                                                                               ============             ============

See accompanying notes to the unaudited condensed consolidated financial statements.


                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                               ----------------------------      ----------------------------
                                                  1998            1997              1998            1997
                                               ------------    ------------      ------------    ------------
Revenues and other income:
   Net premiums written                        $22,816,000     $10,581,000       $55,260,000     $24,957,000
   Decrease (increase) in unearned premiums,
      net of prepaid reinsurance premiums        1,431,000       2,508,000        (6,937,000)        523,000
                                               -----------     -----------       -----------     -----------
   Premiums earned, net                         24,247,000      13,089,000        48,323,000      25,480,000
   Net investment income                         5,260,000       4,710,000        10,430,000       8,882,000
   Net realized investment gains (losses)            2,000         (34,000)            4,000         (70,000)
   Other                                           526,000         285,000         1,044,000         339,000
                                               -----------     -----------       -----------     -----------
      Total revenues and other income           30,035,000      18,050,000        59,801,000      34,631,000
                                               -----------     -----------       -----------     -----------

Expenses:
   Losses and loss adjustment expenses, net     19,332,000      11,249,000        38,624,000      21,633,000
   Increase in reserve for extended reporting
      period claims                                100,000         100,000           200,000         200,000
   Policy acquisition and other underwriting
      expenses                                   6,571,000       2,650,000        13,072,000       5,285,000
   Interest expense                                334,000         370,000           694,000         370,000
                                               -----------     -----------       -----------     -----------
      Total expenses                            26,337,000      14,369,000        52,590,000      27,488,000
                                               -----------     -----------       -----------     -----------

      Income from operations before federal
        income taxes                             3,698,000       3,681,000         7,211,000       7,143,000

Federal income taxes                               748,000       1,004,000         1,452,000       1,845,000
                                               -----------     ------------      ------------    -----------

      Net income                                $2,950,000      $2,677,000        $5,759,000      $5,298,000
                                               ===========     ===========       ===========     ===========


Net income per common share                          $0.84           $0.76             $1.64           $1.51
                                               ===========     ===========       ===========     ===========

Net income per common share -
  assuming dilution                                  $0.84           $0.76             $1.64           $1.51
                                               ===========     ===========       ===========     ===========

Weighted average shares outstanding              3,505,750       3,505,750         3,505,750       3,505,750
                                               ===========     ===========       ===========     ===========

Weighted average shares outstanding -
  assuming dilution                              3,511,921       3,506,755         3,511,879       3,506,567
                                               ===========     ===========       ===========     ===========


See accompanying notes to the unaudited condensed consolidated financial statements.


                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                Six Months Ended June 30,
                                                                                           -----------------------------------------
                                                                                                1998                     1997
                                                                                           ----------------        -----------------
Net cash provided by operating activities                                                      $42,507,000               $4,228,000
                                                                                           ----------------           --------------
Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                                    296,017,000              154,268,000
   Purchases of short-term investments                                                        (287,782,000)            (153,148,000)
   Proceeds from maturity of securities available for sale                                        -                         370,000
   Proceeds from sale of securities available for sale                                          34,912,000               29,975,000
   Purchases of securities available for sale                                                  (82,351,000)             (55,938,000)
   Purchases of property and equipment                                                            (388,000)                (126,000)
   Payment on liability for purchased book of business                                            (600,000)                (747,000)
                                                                                           ---------------            -------------
      Net cash used in investing activities                                                    (40,192,000)             (25,346,000)
                                                                                           ---------------            -------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                         -                    22,500,000
   Repayment of long-term debt                                                                  (2,500,000)                  -
                                                                                           ---------------            -------------
      Net cash provided by (used in) financing activities                                       (2,500,000)              22,500,000
                                                                                           ---------------            -------------
Net increase (decrease) in cash                                                                   (185,000)               1,382,000

Cash, beginning of period                                                                        2,176,000                2,023,000
                                                                                           ---------------            -------------
Cash, end of period                                                                             $1,991,000               $3,405,000
                                                                                           ===============            =============


See accompanying notes to the unaudited condensed consolidated financial statements.


                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Group, Inc. (formerly Professionals Insurance Company Management Group) ("Professionals Group," and with its direct and indirect subsidiaries, the "Company") is a business corporation that was incorporated under the laws of the State of Michigan on January 31, 1996 and functions as an insurance holding company. Professionals Group has five direct wholly-owned subsidiaries and two indirect wholly-owned subsidiaries. The direct wholly-owned subsidiaries are ProNational Insurance Company (formerly PICOM Insurance Company) ("ProNational"), PICOM Insurance Agency, Inc. ("PIA"), PICOM Financial Services Corporation ("PFSC"), PPTF Merger Insurance Company ("PPTF Merger") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of ProNational, are PICOM Claims Services Corporation ("PCSC") and ProNational Casualty Company ("ProNational Casualty").

         ProNational is a stock, property and casualty insurer that offers professional liability insurance to providers of health care services in Michigan, Illinois, Indiana, Ohio and Pennsylvania. PIA is an inactive Michigan insurance agency. PFSC is an inactive business corporation. PPTF Merger is a stock, property and casualty insurer that was created for the sole purpose of merging Physicians Protective Trust Fund, a Florida domiciled medical malpractice self-insurance trust fund, with and into ProNational (see note 5). AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis. ProNational Casualty is a stock, property and casualty insurer that is currently not issuing policies.

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


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

         The components of comprehensive income, net of tax, for the three month and six-month periods ended June 30, 1998 and 1997 are as follows:




                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                -------------------       -----------------
                                                1998           1997       1998         1997
                                                ----           ----       ----         ----
                                                                (In thousands)

                  Net income                  $2,950           2,677       5,759       5,298
                  Unrealized holding gains,
                   net of tax                    746           2,579         788          53
                                              ------           -----      ------      ------

                  Comprehensive income        $3,696           5,256       6,547       5,351
                                              ======           =====      ======      ======


         Accumulated other comprehensive income, net of tax, included in shareholders' equity at June 30, 1998 and December 31, 1997 consists exclusively of unrealized holding gains, net of tax.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)      New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is not required to report pursuant to SFAS No. 131 until December 31, 1998 and has not determined what effects the adoption of SFAS No. 131 will have on its consolidated footnote disclosures.

(5)      Subsequent Event

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $66,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction will be accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group will carry forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of such business combination, Professionals Group's consolidated assets and shareholders equity increased to approximately $873.7 million and $223.1 million, respectively on a proforma basis as of March 31, 1998.

         June 30, 1998 financial results for PPTF are not currently available because Professionals Group has not yet completed a reserve analysis of the carried reserves of PPTF at June 30, 1998, and may increase reserves in order to better reflect the application of ProNational's reserving practices. Pooling accounting will also require a restatement of 1996 and 1997 financial statements to reflect the proforma combined operations of Professionals Group and PPTF.

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


Financial Condition -- June 30, 1998 Compared to December 31, 1997:

         Total assets increased 12.8% to $465.9 million at June 30, 1998, as compared to $413.2 million at December 31, 1997, primarily due to increases in invested assets, premiums due from policyholders and prepaid reinsurance premiums (included in other assets in the accompanying condensed consolidated balance sheets). Invested assets increased 11.7% to $382.7 million, or approximately 82% of the Company's total assets at June 30, 1998. This compares to invested assets of $342.6 million, or approximately 83% of the Company's total assets at December 31, 1997. The increase in invested assets was primarily due to a $30.6 million reinsurance premium received as a result of an assumed reinsurance transaction with Physicians Protective Trust Fund ("PPTF"), a Florida domiciled medical malpractice self-insurance trust fund, as well as positive cash flows from operations. The increases in premiums due from policyholders and prepaid reinsurance premiums reflect the timing of renewals for the Company's Illinois professional liability book of business, which generally have a common renewal date of January 1.

         The Company's investment portfolio continues to be dominated by fixed maturity securities at June 30, 1998, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At June 30, 1998, the fixed maturity portfolio had a fair value that was $5.9 million more than the $355.6 million amortized cost of such portfolio. At December 31, 1997, the fixed maturity portfolio had a fair value that was $4.7 million higher than the $308.9 million amortized cost of such portfolio.

         Loss and loss adjustment expense reserves represented approximately 79% and 77% of the Company's consolidated liabilities at June 30, 1998 and December 31, 1997, respectively.

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

         Loss and loss adjustment expense reserves increased 17.8% to $281.7 million at June 30, 1998, from $239.2 million at December 31, 1997. This increase was primarily attributable to $30.6 million of reserves assumed from PPTF, as well as a $5.7 million increase in the reserves assumed from Michigan Educational Employees Mutual Insurance Company ("MEEMIC"). The remaining $6.2 million of the increase was due to an increase in outstanding professional liability claims at June 30, 1998 as compared to December 31, 1997 and increases to case reserves.

         The unearned premium reserve increased to $30.5 million at June 30, 1998, from $21.7 million at December 31, 1997. The increase was due to the timing of renewals for the Company's Illinois professional liability book of business, which generally have a common renewal date of January 1, and an increase in the Company's net retention from $250,000 to $500,000, effective January 1, 1998.

         Shareholders' equity increased 6.4% to $108.5 million at June 30, 1998, as compared to $101.9 million at December 31, 1997. The increase in shareholders' equity was due to net income of $5.8 million and accumulated other comprehensive income, consisting of unrealized holding gains on the investment portfolio of $0.8 million during the six month period ended June 30, 1998. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.


Results of Operations -- Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997:


         Total net premiums written were $22.8 million for the three months ended June 30, 1998, an increase of 115.6%, as compared to net premiums written of $10.6 million for the three months ended June 30, 1997. The reinsurance premiums assumed from MEEMIC increased net premiums written by $10.4 million for the three months ended June 30, 1998 (the MEEMIC reinsurance agreement was not in force during the three months ended June 30, 1997). Professional liability related net premiums written were $12.4 million for the three months ended

June 30, 1998, an increase of 16.9%, as compared to net premiums written of
$10.6 million for the three months ended June 30, 1997. The increase    in
professional liability net premiums written was primarily due to $830,000 of additional net written premiums from the Company's Illinois book of business as all Illinois policies were converted to annual policies with a predominant common renewal date of January 1. Previously, Illinois policies were six-month policies with common renewal dates of January 1 and July 1. Additional increases were caused by increased business in Ohio ($250,000), expansion of business into Pennsylvania ($130,000) and an increase in the Company's net retention from $250,000 to $500,000, effective January 1, 1998 ($1.2 million). The increase in professional liability net premiums written was offset somewhat by lower premiums written in Michigan and price-based competition ($600,000). For financial reporting purposes, the previously described $30.6 million reinsurance transaction with PPTF was recorded net of the $30.6 million in assumed loss and loss adjustment expense reserves and, therefore, written and earned premiums and incurred losses and loss adjustment expenses were unaffected.

         During the three months ended June 30, 1998 and 1997, the Company continued to balance its need for rate adjustments with a goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana, Ohio and Pennsylvania. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding realized capital gains and losses, was $5.3 million for the three months ended June 30, 1998, an increase of 11.7% over net investment income of $4.7 million for the three months ended June 30, 1997. The increase in net investment income mainly resulted from an increase in average invested assets associated with the $30.6 million in reinsurance premiums received from PPTF, as well as positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.0% and 6.8% as of June 30, 1998 and 1997, respectively. Net realized investment gains/losses were negligible during the three month periods ended June 30, 1998 and 1997.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $12.2 million for the three months ended June 30, 1998, an increase of 7.4%, as compared to $11.3 million for the three months ended June 30, 1997. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 88.3% for the three months ended June 30, 1998, as compared to 86.7% for the same period of 1997. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due to an increase in outstanding professional liability claims at June 30, 1998 as compared to June 30, 1997 and a modest increase in severity caused by increases to case reserves.


         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $7.2 million for the three months ended June 30, 1998. As a percentage of premiums earned, such personal liability insurance generated an incurred loss and loss adjustment expense ratio of 69.3% for the three months ended June 30, 1998. The Company believes that the personal liability insurance produced a low loss ratio primarily due to lower than expected storm related losses in Michigan during the second quarter of 1998.

         Policy acquisition and underwriting expenses were $6.6 million for the three months ended June 30, 1998, an increase of 148.0% over policy acquisition and underwriting expenses of $2.7 million for the same period of 1997. As a percentage of premiums earned, the underwriting expense ratio increased to 27.1% for the three months ended June 30, 1998, from 20.3% for the same period of 1997. The increase in such expenses was mainly due to $3.2 million of ceding commission attributable to the MEEMIC reinsurance agreement, which was not in force during the three months ended June 30, 1997, and approximately $200,000 of non-recurring legal, accounting, investment banker and related expenses associated with the Company's merger and acquisition activities. Additional expenses during the three months ended June 30, 1998 included start-up expenses associated with the Company's planned expansion into Florida and Pennsylvania during 1998. Interest expense was $334,000 for the three months ended June 30, 1998 compared to $370,000 during the same period in 1997 (See "Liquidity and Capital Resources").

         The Company recorded $748,000 in federal income tax expense for the three months ended June 30, 1998, compared to $1.0 million during the same period in 1997. The effective tax rate was 20.2% for the three months ended June 30, 1998 compared to 27.3% for the three months ended June 30, 1997. The Company's lower effective tax rate for the three months ended June 30, 1998 was due primarily to increased holdings in tax-exempt municipal bonds as compared to the same period in 1997.

         Net income for the three months ended June 30, 1998 was $2.9 million, or $0.84 per share (assuming dilution) on revenues of $30.0 million. This compares to net income of $2.7 million, or $0.76 per share (assuming dilution) on revenues of $18.1 million, for the three months ended June 30, 1997. The improvement in earnings is primarily attributable to increased net investment income, as described previously.


Results of Operations -- Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

         Total net premiums written were $55.3 million for the six months ended June 30, 1998, an increase of 121.4%, as compared to net premiums written of $25.0 million for the six months ended June 30, 1997. The reinsurance premiums assumed from MEEMIC increased net premiums written by $20.9 million for the six months ended June 30, 1998 (the MEEMIC reinsurance agreement was not in force during the six months ended June 30, 1997). Professional liability related net premiums written were $34.4 million for the six months ended June 30, 1998, an increase of 37.7%, as compared to net premiums written of $25.0 million for the six months ended June 30, 1997. The increase in professional liability net premiums written was primarily due to $5.7 million of additional net written premiums from the Company's Illinois book of business as all Illinois policies were converted to annual policies with a predominant common renewal date of January 1. Previously, Illinois policies were six-month policies with common renewal dates of January 1 and July 1. Additional increases were caused by increased business in Ohio ($2.9 million), expansion of business into Pennsylvania ($500,000) and an increase in the Company's net retention from $250,000 to $500,000, effective January 1, 1998 ($2.4 million). The increase in professional liability net premiums written was offset somewhat by lower premiums written in Michigan and price-based competition ($2.1 million). For financial reporting purposes, the previously described $30.6 million reinsurance transaction with PPTF was recorded net of the $30.6 million in assumed loss and loss adjustment expense reserves and, therefore, written and earned premiums and incurred losses and loss adjustment expenses were unaffected.

         During the six months ended June 30, 1998 and 1997, the Company continued to balance its need for rate adjustments with a goal of maintaining market share in very competitive environments in Michigan, Illinois, Indiana, Ohio and Pennsylvania. Although the Company has maintained profitability and is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding realized capital gains and losses, was $10.4 million for the six months ended June 30, 1998, an increase of 17.4% over net investment income of $8.9 million for the six months ended June 30, 1997. The increase in net investment income mainly resulted from an increase in average invested assets associated with the $30.6 million in reinsurance premiums received from PPTF, as well as positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.0% and 6.8% as of June 30, 1998 and 1997, respectively. Net realized investment gains/losses were negligible during the six month periods ended June 30, 1998 and 1997.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $24.2 million for the six months ended June 30, 1998, an increase of 11.1%, as compared to $21.8 million for the six months ended June 30, 1997. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 88.4% for the six months ended June 30, 1998, as compared to 85.7% for the same period of 1997. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due to an increase in outstanding professional liability claims at June 30, 1998 as compared to June 30, 1997 and a modest increase in severity caused by increases to case reserves.

         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $14.6 million for the six months ended June 30, 1998. As a percentage of premiums earned, such personal liability insurance generated an incurred loss and loss adjustment expense ratio of 69.8% for the six months ended June 30, 1998. The Company believes that the personal liability insurance produced a low loss ratio primarily due to lower than expected storm related losses in Michigan during the first six months of 1998.

         Policy acquisition and underwriting expenses were $13.1 million for the six months ended June 30, 1998, an increase of 147.3% over policy acquisition and underwriting expenses of $5.3 million for the same period of 1997. As a percentage of premiums earned, the underwriting expense ratio increased to 27.1% for the six months ended June 30, 1998, from 20.7% for the same period of 1997. The increase in such expenses was mainly due to $6.5 million of ceding commission attributable to the MEEMIC reinsurance agreement, which was not in force during the six months ended June 30, 1997, and approximately $300,000 of non-recurring legal, accounting, investment banker and related expenses associated with the Company's merger and acquisition activities. Additional expenses during the six months ended June 30, 1998 included start-up expenses associated with the Company's planned expansion into Florida and Pennsylvania during 1998. Interest expense related to the Company's bank borrowings of $22.5 million obtained in April 1997 was $694,000 for the six months ended June 30, 1998 compared to $370,000 during the same period in 1997 (See "Liquidity and Capital Resources").

         The Company recorded $1.5 million in federal income tax expense for the six months ended June 30, 1998, compared to $1.8 million during the same period in 1997. The effective tax rate was 20.1% for the six months ended June 30, 1998 compared to 25.8% for the six months ended June 30, 1997. The Company's lower effective tax rate for the six months ended June 30, 1998 was due primarily to increased holdings in tax-exempt municipal bonds as compared to the same period in 1997.

         Net income for the six months ended June 30, 1998 was $5.8 million, or $1.64 per share (assuming dilution) on revenues of $59.8 million. This compares to net income of $5.3 million, or $1.51 per share (assuming dilution) on revenues of $34.6 million, for the six months ended June 30, 1997. The improvement in earnings is primarily attributable to increased net investment income, as described previously.


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

         The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any additional funds in the six month periods ended June 30, 1998 or 1997. As of June 30, 1998, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

         On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.375% at June 30, 1998), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows:
1998 - $2,500,000; 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002
- $3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000. The principal payment due on April 30, 1998 was timely paid.

         The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at June 30, 1998.

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $66,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction will be accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group will carry forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of such business combination, Professionals Group's consolidated assets and shareholders equity increased to approximately $873.7 million and $223.1 million, respectively on a proforma basis as of March 31, 1998.

         The third quarter results for Professionals Group will include the pooled results for the merged operations. For the third quarter, Professionals Group expects to take a one-time after-tax charge for merger related expenses of up to approximately $3.0 million. June 30, 1998 financial results for PPTF are not currently available because Professionals Group has not yet completed a reserve analysis of the carried reserves of PPTF at June 30, 1998, and may increase reserves in order to better reflect the application of ProNational's reserving practices.

The amount of such a charge has not been determined and, if taken, will relate to the June 30, 1998 pre-merger financial statements of PPTF and will not effect third quarter income of Professionals Group. Such a charge would be reflected in Professionals Group's pooled results for 1998. Pooling accounting will also require a restatement of 1996 and 1997 financial statements to reflect the proforma combined operations of Professionals Group and PPTF.


Effects of New Accounting Pronouncements:

         The FASB has issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is not required to report pursuant to SFAS No. 131 until December 31, 1998 and has not determined what effects the adoption of SFAS No. 131 will have on its consolidated footnote disclosures.


Year 2000 Compliance:

         The Company has completed an assessment of its computer programs and has determined that portions of its software will have to be modified or replaced to facilitate the continued operation of its computers in the Year 2000 and thereafter. Such modifications and replacements, which are not expected to exceed $500,000, will be expensed as incurred. To date, the Company has incurred and expensed approximately $250,000 (primarily for such assessment, the development of a modification plan and the development of modifications to existing software).

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         By virtue of General Instruction 1 to Item 305 of Regulation S-K, and because it is neither a bank or thrift and its market capitalization on January 28, 1997 did not exceed $2.5 billion, the Company is not required at this time to provide disclosures under this Item 3.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 3, 1998. The Company filed a Current Report on Form 8-K dated July 1, 1998 disclosing under Item 5 (Other Events) of Form 8-K the submission of various matters to votes of the stockholders of the Company at such Annual Meeting and the results of such votes. The disclosures contained under Item 5 of such Current Report on Form 8-K is hereby incorporated herein by this reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.


             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
        -----------------           -------------------

              (3)(a)                Second Amended and Restated Articles of Incorporation of Professionals Group,
                                    Inc. (incorporated by reference to Exhibit 3.1 of the registrant's Current
                                    Report on Form 8-K dated July 1, 1998 (File No. 0-21223)).

              (3)(b)                By-laws of Professionals Group, Inc. (incorporated by reference to Exhibit
                                    (3)(b)/(4)(b) of the initial filing of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 3,
                                    1996 (registration no. 333-3138)).

              (11)                  No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

              (27)                  Financial Data Schedule of registrant.*


--------------------------------
*        Filed herewith.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K dated July 1, 1998 disclosing (i) under Item 2 (Acquisition or Disposition of Assets) of Form 8-K the Company's merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund, located in Coral Gables, Florida, and (ii) under
                  Item 5 (Other Events) the submission of various matters to votes of the stockholders of the Company at its 1998 Annual Meeting of Stockholders and the results of such votes.

                  No other reports were filed during the three months ended June 30, 1998.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROFESSIONALS GROUP, INC.


DATE:  August 12, 1998             /s/ John F. Lang
                                   -----------------------------
                                   John F. Lang
                                   Vice President, Treasurer and
                                   Chief Accounting Officer (Principal Financial
                                   Officer and Principal Accounting Officer)

                                Exhibit Index
                                -------------

Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule