Form 10-Q
period 1998-09-30
PROFESSIONALS GROUP INC
filed 1998-11-13
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to ____________



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, no par value per share, as of November 13, 1998 was 7,623,869.

                               TABLE OF CONTENTS

                                                                                             PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                         Condensed  Consolidated  Balance  Sheets at  September  30, 1998        3
                         (Unaudited) and December 31, 1997

                         Condensed  Consolidated  Statements  of  Income  for  the  Three        4
                         Months  and  Nine  Months  Ended  September  30,  1998  and 1997
                         (Unaudited)

                         Condensed  Consolidated  Statements  of Cash  Flows for the Nine        5
                         Months Ended September 30, 1998 and 1997 (Unaudited)

                         Notes to Condensed Consolidated Financial Statements (Unaudited)       6-10

         Item 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and      11-20
                    Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   20


PART II. OTHER INFORMATION

         Item 5.    Other Information                                                            20

         Item 6.    Exhibits and Reports on Form 8-K                                           21-22

         Signatures                                                                              23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
          (Formerly Professionals Insurance Company Management Group)
                     Condensed Consolidated Balance Sheets



                                                                                   September 30,           December 31,
                                                Assets                                 1998                    1997
                                                                                -----------------        ---------------
Investments:                                                                        (Unaudited)           (As Restated)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $653,352,000 and $589,200,000)                               $682,773,000           $603,423,000
   Equity securities available for sale, at fair value
      (cost:  $5,343,000 and $27,254,000)                                               4,493,000             28,440,000
   Short-term investments, at cost                                                     16,851,000             46,337,000
   Real estate, at cost, net of accumulated depreciation                                  426,000                442,000
                                                                                -----------------        ---------------
               Total investments                                                      704,543,000            678,642,000
Cash                                                                                    3,079,000              2,636,000
Restricted cash                                                                         2,105,000              2,070,000
Premiums due from policyholders                                                        33,663,000             37,360,000
Reinsurance balances                                                                   76,752,000             75,326,000
Accrued investment income                                                              10,623,000              9,521,000
Deferred federal income taxes                                                          15,647,000             21,448,000
Property and equipment, at cost, net of
  accumulated depreciation                                                              8,903,000              9,835,000
Deferred policy acquisition costs                                                       1,481,000              1,376,000
Other assets                                                                           22,536,000              9,776,000
                                                                                -----------------        ---------------
               Total assets                                                          $879,332,000           $847,990,000
                                                                                =================        ===============

                                 Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                                         $529,213,000           $489,207,000
   Reserve for extended reporting period claims                                        26,058,000             25,628,000
   Unearned premiums                                                                   59,010,000             56,047,000
   Long-term debt                                                                      20,000,000             22,500,000
   Surplus contributions                                                               10,094,000             10,094,000
   Accrued expenses and other liabilities                                              15,799,000             24,634,000
                                                                                -----------------        ---------------
               Total liabilities                                                      660,174,000            628,110,000
                                                                                -----------------        ---------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                     -                     -
   Common stock, no par value; 25,000,000 shares authorized;
      7,623,869 and 7,593,275 shares issued and
      outstanding in 1998 and 1997, respectively                                        7,624,000              7,593,000
   Additional paid-in capital                                                          11,246,000             10,482,000
   Retained earnings                                                                  181,432,000            191,635,000
   Accumulated other comprehensive income,
      net of deferred federal income taxes                                             18,856,000             10,170,000
                                                                                -----------------        ---------------
               Total shareholders' equity                                             219,158,000            219,880,000
                                                                                -----------------        ---------------
               Total liabilities and shareholders' equity                            $879,332,000           $847,990,000
                                                                                =================        ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                                          Three Months Ended           Nine Months Ended
                                                                            September 30,                  September 30,
                                                                   ----------------------------   ----------------------------
                                                                       1998            1997            1998           1997
                                                                   ------------    ------------   -------------   ------------
Revenues and other income:                                                        (As Restated)                  (As Restated)
   Net premiums written                                            $43,997,000     $44,794,000    $114,021,000    $126,986,000
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                  (3,522,000)     (7,840,000)       (475,000)    (32,611,000)
                                                                   ------------    ------------   -------------   -------------
   Premiums earned, net                                             40,475,000      36,954,000     113,546,000      94,375,000
   Net investment income                                             9,765,000      10,031,000      29,172,000      29,799,000
   Net realized investment gains                                       489,000       1,372,000       4,549,000       1,322,000
   Reinsurance experience refund                                         -             700,000       3,095,000       2,100,000
   Other                                                             1,143,000         470,000       2,628,000       1,207,000
                                                                   ------------    ------------   -------------   -------------
      Total revenues and other income                               51,872,000      49,527,000     152,990,000     128,803,000
                                                                   ------------    ------------   -------------   -------------

Expenses:
   Losses and loss adjustment expenses, net                         34,865,000      33,179,000     139,256,000      91,485,000
   Increase in reserve for extended reporting
      period claims                                                    185,000         318,000         430,000       1,533,000
   Policy acquisition and other underwriting expenses               11,735,000       7,551,000      29,337,000      14,015,000
   Interest expense                                                    322,000         361,000       1,016,000         730,000
                                                                   ------------    ------------   -------------   -------------
      Total expenses                                                47,107,000      41,409,000     170,039,000     107,763,000
                                                                   ------------    ------------   -------------   -------------

      Income (loss) from operations before federal income taxes      4,765,000       8,118,000     (17,049,000)     21,040,000

Federal income taxes                                                   342,000       2,043,000      (6,913,000)      5,513,000
                                                                   ------------    ------------   -------------   -------------

      Net income (loss)                                             $4,423,000      $6,075,000    ($10,136,000)    $15,527,000
                                                                   ============    ============   =============   =============


Net income (loss) per common share                                       $0.58           $0.80          ($1.33)          $2.04
                                                                   ============    ============   =============   =============

Net income (loss) per common share - assuming dilution                   $0.57           $0.80          ($1.33)          $2.04
                                                                   ============    ============   =============   =============

Weighted average shares outstanding                                  7,623,869       7,593,275       7,603,585       7,593,275
                                                                   ============    ============   =============   =============

Weighted average shares outstanding - assuming dilution              7,748,999       7,596,121       7,649,381       7,594,768
                                                                   ============    ============   =============   =============


See accompanying notes to the unaudited condensed consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
                   Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                      Nine Months Ended September 30,
                                                                                -------------------------------------------
                                                                                       1998                       1997
                                                                                ------------------        -----------------
                                                                                                            (As Restated)
Net cash provided by operating activities                                             $12,902,000               $5,461,000
                                                                                ------------------        -----------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                           439,968,000              313,435,000
   Purchases of short-term investments                                               (409,990,000)            (354,151,000)
   Proceeds from maturity of securities available for sale                              4,584,000               14,302,000
   Proceeds from sale of securities available for sale                                171,396,000              176,041,000
   Purchases of securities available for sale                                        (215,202,000)            (181,593,000)
   Purchases of property and equipment                                                   (801,000)                (791,000)
   Payment on liability for purchased book of business                                   (600,000)                (747,000)
                                                                                ------------------        -----------------
      Net cash used in investing activities                                           (10,645,000)             (33,504,000)
                                                                                ------------------        -----------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                -                    22,500,000
   Repayment of long-term debt                                                         (2,500,000)                 -
   Cash paid in lieu of fractional shares                                                 (67,000)                 -
   Book overdrafts                                                                        753,000                6,513,000
                                                                                ------------------        -----------------
      Net cash provided by (used in) financing activities                              (1,814,000)              29,013,000
                                                                                ------------------        -----------------

Net increase in cash                                                                      443,000                  970,000

Cash, beginning of period                                                               2,636,000                2,097,000
                                                                                ------------------        -----------------

Cash, end of period                                                                    $3,079,000               $3,067,000
                                                                                ==================        =================

Supplemental disclosure of noncash financing activities:
   Issuance of common shares as compensation                                             $795,000                  -
                                                                                ==================        =================


See accompanying notes to the unaudited condensed consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Group, Inc. (formerly Professionals Insurance Company Management Group) ("Professionals Group," and with its direct and indirect subsidiaries, the "Company") is a business corporation that was incorporated under the laws of the State of Michigan on January 31, 1996 and functions as an insurance holding company. Professionals Group has four direct wholly-owned subsidiaries, three indirect wholly-owned subsidiaries and one direct eighty percent owned subsidiary. The direct wholly-owned subsidiaries are ProNational Insurance Company ("ProNational"), PICOM Insurance Agency, Inc. ("PIA"),
         Professionals Group Services Corporation ("PGSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of ProNational, are PICOM Claims Services Corporation ("PCSC"), ProNational Casualty Company ("ProNational Casualty") and Physicians Protective Plan, Inc. ("PPP"). The direct eighty percent owned subsidiary is Med Advantage, Inc. ("Med Advantage").

         ProNational is a stock, property and casualty insurer that offers professional liability insurance to providers of health care services in Florida, Michigan, Illinois, Indiana, Ohio and Pennsylvania. PIA is an inactive Michigan insurance agency. PGSC is a Michigan business corporation that administers certain benefit plans for ProNational employees. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis. ProNational Casualty is a stock, property and casualty insurer that is currently not issuing policies. PPP is a Florida insurance agency. Med Advantage provides credentialing verification services for medical service providers.

         As more fully described in Note 5 to the accompanying financial statements, on July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). This transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of such business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(1)      Basis of Presentation, continued

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

(2)      Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding during each period after giving effect to stock dividends and treasury shares, calculated on a daily basis.

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


(3)      Comprehensive Income, continued

         The components of comprehensive income, net of tax, for the three month and nine month periods ended September 30, 1998 and 1997 are as follows:



                                                        Three Months Ended    Nine Months Ended
                                                              September 30,       September 30,
                                                        -------------------   ------------------
                                                         1998        1997       1998        1997
                                                                      (In thousands)
           Net income (loss)                             $ 4,423    6,075     (10,136)    15,527
           Unrealized holding gains, net of tax            7,745    5,601       8,686      5,122
                                                         -------    -----     --------    ------

              Comprehensive income                       $12,168   11,676      (1,450)    20,649
                                                         =======   ======     ========    ======


         Accumulated other comprehensive income, net of tax, included in shareholders' equity at September 30, 1998 and December 31, 1997 consists exclusively of unrealized holding gains, net of tax.

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


(5)      Business Combination

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of such business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

         Effective June 30, 1998, PPTF took a pretax charge of $27.6 million ($18.2 million after tax) related to loss reserves at June 30, 1998 as follows: $25.6 million increase in loss reserves to reflect actuarial estimates and the application of Professionals Group's more conservative reserving practices to PPTF's reserves; and $2.0 million related to an adverse development stop loss reinsurance agreement. This reinsurance agreement will provide an additional $14.5 million of reinsurance cover in excess of the increased PPTF reserves to protect against future adverse development. Such loss reserve charge has been reflected in the nine month 1998 financial results of the Company herein as a result of the "pooling of interests" accounting treatment of the merger with PPTF.

         Additionally, as a result of the consummation of the merger with PPTF, the Company incurred a one-time third quarter $2.3 million pretax charge ($1.5 million after tax) related to expenses associated with the closing of the merger. Such merger expense charge has been reflected in the three month and nine month 1998 financial results of the Company herein.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
           (Formerly Professionals Insurance Company Management Group)
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(6)      Subsequent Event

         On November 2, 1998, Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), through the newly formed MEEMIC Holdings, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of registering shares of its common stock to be issued in connection with the proposed demutualization of MEEMIC. Subject to the approval of the policyholders of MEEMIC, MEEMIC would convert to a stock insurance company and a wholly owned subsidiary of MEEMIC Holdings, Inc., using a subscription rights method of demutualization. MEEMIC's plan of demutualization contemplates the conversion of the $21.5 million Surplus Note of MEEMIC owned by Professionals Group into shares of MEEMIC Holdings, Inc. and the purchase by Professionals Group, as the standby purchaser, of any unexercised subscription rights. After the completion of MEEMIC's plan of demutualization, Professionals Group expects to own at least 51% of the stock of MEEMIC Holdings, Inc. The registration statement of MEEMIC Holdings, Inc. (registration statement no. 333-66671) should be consulted for a description of the proposed demutualization of MEEMIC and the expected role of Professionals Group.

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


Financial Condition -- September 30, 1998 Compared to December 31, 1997:

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of such "pooling of interests" business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

         Total assets increased 3.7% to $879.3 million at September 30, 1998, compared to $848.0 million at December 31, 1997, primarily due to increases in invested assets and refundable income taxes (included in other assets in the accompanying condensed consolidated balance sheets), and was offset by a decrease in deferred federal income taxes. Invested assets increased 3.8% to $704.5 million, or approximately 80% of the Company's total assets at September 30, 1998. This compares to invested assets of $678.6 million, or approximately 80% of the Company's total assets at December 31, 1997. The increase in invested assets was primarily due to an increase in unrealized appreciation on the fixed income portfolio because of a decline in interest rates and positive cash flows from overall operations. The increase in refundable income taxes was due to the net loss generated by the Company during the nine months ended September 30, 1998, primarily as a result of the PPTF loss reserve charge (see "Results of Operations -- Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.") The decrease in deferred federal income taxes was due primarily to the increase in net unrealized gains on investments.


       The Company's investment portfolio continues to be dominated by fixed maturity securities at September 30, 1998, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S.

municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At September 30, 1998, the fixed maturity portfolio had a fair value that was $29.4 million more than the $653.4 million amortized cost of such portfolio. At December 31, 1997, the fixed maturity portfolio had a fair value that was $14.2 million higher than the $589.2 million amortized cost of such portfolio. The increase in such fixed maturity unrealized gains was caused by a decline in interest rates during 1998. Equity securities decreased to $4.5 million at September 30, 1998, from $28.4 million at December 31, 1997. This decrease was attributable to the conversion of PPTF's equity securities portfolio to fixed maturity securities during 1998 to match Professionals Group's investment philosophy of investing mainly in fixed maturity securities.

         Loss and loss adjustment expense reserves represented approximately 80% and 78% of the Company's consolidated liabilities at September 30, 1998 and December 31, 1997, respectively. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties. The Company's carried reserves have been established within the range of acceptable values periodically estimated by the Company's consulting actuary and are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

         Loss and loss adjustment expense reserves increased 8.2% to $529.2 million at September 30, 1998, from $489.2 million at December 31, 1997. This increase was primarily attributable to the pretax $25.6 million increase in PPTF's reserves to reflect actuarial estimates and the application of Professionals Group's more conservative reserving practices to PPTF's reserves. PPTF's reserves were also increased by $9.5 million due to an excess limits verdict on one Florida claim. This case arose from a suit filed against a PPTF insured in 1994 when PPTF did not have coverage for excess policy limits verdicts. Although this case is on appeal to the Florida Supreme Court, the full amount of the excess limits verdict and related costs were posted to reserves after the Florida Court of Appeals ruled in favor of the plaintiff. Reinsurance contracts entered into by PPTF after 1995 include certain coverage for losses in excess of policy limits and the PPTF book of business has been added to Professionals Group's errors and omissions insurance coverage covering excess limits exposure. Additionally, there has been a $7.8 million increase in the reserves assumed from Michigan Educational Employees Mutual Insurance Company ("MEEMIC") to $13.6 million at September 30, 1998, from $5.8 million at December 31, 1997 as the business assumed from MEEMIC continues to increase. These increases in reserves have been offset somewhat by favorable development of prior years' reserves related to the Company's professional liability book of business in the Midwest.

         Shareholders' equity decreased less than 1% to $219.2 million at September 30, 1998, as compared to $219.9 million at December 31, 1997. The decrease in shareholders' equity was due to a net loss of $10.1 million, primarily as a result of a loss reserve charge and a one-time merger expense charge (see "Results of Operations -- Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.") Such decrease was offset by accumulated other comprehensive income, consisting of unrealized holding gains on the investment portfolio of $8.7 million and other increases in shareholders' equity of $0.7 million during the nine month period ended September 30, 1998. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.


Results of Operations -- Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

         Total net premiums earned were $40.5 million for the three months ended September 30, 1998, an increase of 9.5%, compared to net premiums earned of $37.0 million for the three months ended September 30, 1997. Professional liability related net premiums earned were $29.7 million for the three months ended September 30, 1998, an increase of 10.4%, compared to net premiums earned of $26.9 million for the three months ended September 30, 1997. The increase in professional liability net premiums earned was primarily due to increased business in Illinois and Ohio, expansion of business in Pennsylvania and an increase in the Company's net retention from $250,000 to $500,000, effective January 1, 1998. The increase in professional liability net premiums earned was offset somewhat by lower premiums earned in Michigan and Florida resulting from price-based competition. The earned reinsurance premiums assumed from MEEMIC were $10.7 million for the three months ended September 30, 1998, an increase of $0.7 million compared to net premiums earned of $10.0 million for the three months ended September 30, 1997.

         During the three months ended September 30, 1998 and 1997, the Company continued to balance its need for rate adjustments with a goal of maintaining market share in very competitive environments in Florida, Michigan, Illinois, Indiana, Ohio and Pennsylvania. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding net realized investment gains, was $9.8 million for the three months ended September 30, 1998, a decrease of 2.7% over net investment income of $10.0 million for the three months ended September 30, 1997. The decrease in net investment income mainly resulted from a reduction in current yield because of declining interest rates (e.g., as investments mature, the cash generated is reinvested in lower yielding securities because of the declining interest rate environment) and because the Florida operations continued to pay claims originally reserved for in 1994 and 1995 when PPTF's net retention was $1.0 million per claim. As a result, the corresponding reduction in loss reserves combined with lower premium writings in Florida has resulted in a smaller investment portfolio. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.0% and 7.0% as of September 30, 1998 and 1997, respectively. Net realized investment gains were $0.5 million and $1.4 million during the three month periods ended September 30, 1998 and 1997, respectively.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $27.4 million for the three months ended September 30, 1998, an increase of 1.4%, compared to $27.0 million for the three months ended September 30, 1997. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 92.0% for the three months ended September 30, 1998, compared to 100.2% for the same period of 1997. The professional liability insurance incurred loss and loss adjustment expense ratio has decreased due mainly to favorable development of prior years' loss reserves related to the Company's book of business in the Midwest.

         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $7.7 million for the three months ended September 30, 1998, an increase of 18.0%, compared to $6.5 million for the three months ended September 30, 1997. As a percentage of premiums earned, such personal liability insurance generated an incurred loss and loss adjustment expense ratio of 71.5% for the three months ended September 30, 1998, compared to 65.1% for the same period of 1997. The increase in the personal liability insurance incurred loss and loss adjustment expense ratio was caused by summer storms which occurred in Michigan during the third quarter of 1998.

         Policy acquisition and underwriting expenses were $11.7 million for the three months ended September 30, 1998, an increase of 55.4% over policy acquisition and underwriting expenses of $7.6 million for the same period of 1997. As a percentage of premiums earned, the underwriting expense ratio increased to 29.0% for the three months ended September 30, 1998, from 20.4% for the same period of 1997. Such expenses for the three months ended September 30, 1998 included a one-time pretax charge of $2.3 million ($1.5 million after tax) related to expenses associated with the closing of the merger with PPTF. The remaining increase in underwriting expenses was primarily attributable to $0.8 million of additional compensation expense recognized on stock grants issued to directors and management of PPTF, as contemplated by the merger agreement. Interest expense was $322,000 for the three months ended September 30, 1998 compared to $361,000 during the same period in 1997 (See "Liquidity and Capital Resources").

         The Company recorded $342,000 in federal income tax expense for the three months ended September 30, 1998, compared to $2.0 million during the same period in 1997. The effective tax rate was 7.2% for the three months ended September 30, 1998, compared to 25.2% for the three months ended September 30, 1997. The Company's lower effective tax rate for the three months ended September 30, 1998 was due primarily to increased holdings in tax-exempt municipal bonds compared to the same period in 1997 and accrual adjustments attributable to prior periods.

         Net income for the three months ended September 30, 1998 was $4.4 million, or $0.57 per share (assuming dilution) on revenues of $51.9 million. This compares to net income of $6.1 million, or $0.80 per share (assuming dilution) on revenues of $49.5 million, for the three months ended September 30, 1997. The decrease in earnings was primarily attributable to the one-time merger expense charge and was offset by the reduction in income taxes, as described previously.


Results of Operations -- Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

         As previously mentioned, on July 1, 1998, Professionals Group consummated its merger with PPTF. Effective June 30, 1998, PPTF took a pretax charge of $27.6 million ($18.2 million after tax) related to loss reserves at June 30, 1998 as follows: $25.6 million increase in loss reserves to reflect actuarial estimates and the application of Professionals Group's more conservative reserving practices to PPTF's reserves; and $2.0 million related to an adverse development stop loss reinsurance agreement. This reinsurance agreement will provide an additional $14.5 million of reinsurance cover in excess of the increased PPTF reserves to protect against future adverse development. Such loss reserve charge has been reflected in the nine month 1998 financial results of the Company herein because of the "pooling of interests" accounting treatment of the merger.

         Additionally, as a result of the consummation of the merger with PPTF, the Company incurred a one-time pretax charge of $2.3 million ($1.5 million after tax) related to expenses associated with the closing of the merger. Such merger expense charge has been reflected in the three month and nine month 1998 financial results of the Company herein.

         Total net premiums earned were $113.5 million for the nine months ended September 30, 1998, an increase of 20.3%, compared to net premiums earned of $94.4 million for the nine months ended September 30, 1997. Professional liability related net premiums earned were $81.9 million for the nine months ended September 30, 1998, a decrease of 2.9%, compared to net premiums earned of $84.4 million for the nine months ended September 30, 1997. The decrease in professional liability net premiums earned was primarily attributable to $2.0 million of additional ceded premium related to the adverse development stop loss reinsurance agreement mentioned previously. Additionally, the decrease in professional liability net premiums earned was due to lower premiums earned in Michigan and Florida resulting from price-based competition, which was offset somewhat by increased business in Illinois and Ohio, expansion of business into Pennsylvania and an increase in the Company's net retention from $250,000 to $500,000, effective January 1, 1998. The earned reinsurance premiums assumed from MEEMIC were $31.6 million for the nine months ended September 30, 1998, an increase of $21.6 million compared to net premiums earned of $10.0 million for the nine months ended September 30, 1997 (the MEEMIC reinsurance agreement was not in force during the first six months of 1997).

         During the nine months ended September 30, 1998 and 1997, the Company continued to balance its need for rate adjustments with a goal of maintaining market share in very competitive environments in Florida, Michigan, Illinois, Indiana, Ohio and Pennsylvania. Although the

Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding net realized investment gains, was $29.2 million for the nine months ended September 30, 1998, a decrease of 2.1% over net investment income of $29.8 million for the nine months ended September 30, 1997. The decrease in net investment income mainly resulted from a reduction in current yield because of declining interest rates (e.g., as investments mature, the cash generated is reinvested in lower yielding securities because of the declining interest rate environment) and because the Florida operations continued to pay claims originally reserved for in 1994 and 1995 when PPTF's net retention was $1.0 million per claim. As a result, the corresponding reduction in loss reserves combined with lower premium writings in Florida has resulted in a smaller investment portfolio. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.0% and 7.0% as of September 30, 1998 and 1997, respectively. Net realized investment gains were $4.5 million and $1.3 million during the nine month periods ended September 30, 1998 and 1997, respectively.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $117.4 million for the nine months ended September 30, 1998, an increase of 35.8%, compared to $86.5 million for the nine months ended September 30, 1997. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 143.4% for the nine months ended September 30, 1998, as compared to 102.5% for the same period of 1997. The increase was due mainly to the pretax $25.6 million increase in loss reserves to reflect actuarial estimates and the application of Professionals Group's more conservative reserving practices to PPTF's reserves, as mentioned previously. In addition, incurred losses and loss adjustment expenses for the nine months ended September 30, 1998 included an additional $9.5 million due to an excess limits verdict on one Florida claim (as mentioned previously), and was offset by favorable development of prior years' loss reserves related to the Company's book of business in the Midwest.

         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $22.3 million for the nine months ended September 30, 1998, an increase of 241.4%, compared to $6.5 million for the nine months ended September 30, 1997 (the MEEMIC reinsurance agreement was not in force during the first six months of 1997). As a percentage of premiums earned, such personal liability insurance generated an incurred loss and loss adjustment expense ratio of 70.4% for the nine months ended September 30, 1998, compared to 65.1% for the same period of 1997. The increase in the personal liability insurance incurred loss and loss adjustment expense ratio was caused by summer storms which occurred in Michigan during the second and third quarters of 1998.

         Policy acquisition and underwriting expenses were $29.3 million for the nine months ended September 30, 1998, an increase of 109.3% over policy acquisition and underwriting expenses of $14.0 million for the same period of 1997. As a percentage of premiums earned, the underwriting expense ratio increased to 25.8% for the nine months ended September 30, 1998, from 14.9% for the same period of 1997. Such expenses for the nine months ended September 30, 1998 included a one-time third quarter pretax charge of $2.3 million ($1.5 million after tax) related to expenses associated with the closing of the merger with PPTF and an additional $1.0 million of merger-related expenses incurred prior to the third quarter of 1998. Underwriting expenses also increased due to $9.8 million of ceding commission attributable to the MEEMIC reinsurance agreement compared to $3.0 million for the same period of 1997 (the MEEMIC reinsurance agreement was not in force during the first six months of 1997). Underwriting expenses during the nine months ended September 30, 1998 also included $0.8 million of compensation expense recognized on stock grants issued to directors and management of PPTF, as contemplated by the merger agreement. Interest expense related to the Company's bank borrowings of $22.5 million obtained in April 1997 was $1.0 million for the nine months ended September 30, 1998 compared to $730,000 during the same period in 1997 (See "Liquidity and Capital Resources").

         Primarily as a result of the loss reserve charge and the one-time merger expense charge, the Company posted a net loss for the nine months ended September 30, 1998 of $10.1 million, or $1.33 per share (assuming dilution) on revenues of $153.0 million. This compares to net income of $15.5 million, or $2.04 per share (assuming dilution) on revenues of $128.8 million, for the nine months ended September 30, 1997.

         The Company recorded $6.9 million of federal income tax benefit for the nine months ended September 30, 1998 due to the pretax loss from operations (primarily arising from the PPTF loss reserve charge mentioned previously), compared to $5.5 million of federal income tax expense during the same period in 1997. The effective tax benefit rate for the nine months ended September 30, 1998 was impacted by increased holdings in tax-exempt municipal bonds compared to the same period in 1997 and accrual adjustments attributable to prior periods.


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

         The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the nine month periods ended September 30, 1998 or 1997, other than as described in the following paragraph. As of September 30, 1998, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

         On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.375% at September 30, 1998), and payable quarterly (the "Credit Agreement"). Principal payments are due on April 30, as follows: 1998 - $2,500,000; 1999 - $2,500,000; 2000 - $3,000,000; 2001 -
$3,000,000; 2002 - $3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000. The
principal payment due on April 30, 1998 was paid timely.

         The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at September 30, 1998.

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of such business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.


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


Year 2000 Compliance:

         The Company utilizes computerized information systems across its entire operation. The inability of any of the Company's systems to recognize a date using "00" as the year 2000 could result in information system errors or failures. Accordingly, the Company has been working to resolve the potential impact of the year 2000 on the ability of those systems to accurately process information that may be date-sensitive. Subject to the discussion that follows, and based on the information thus far available to the Company, the Company currently believes that the costs expected to be incurred by it in connection with its efforts to become Year 2000-compliant will not have a material adverse impact on the Company's operating results or financial position.

         The Company has developed and followed a plan to ensure all modifications and conversions to its primary computerized information systems are implemented and thoroughly tested on a timely basis. The company estimates that 90% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by June 30, 1999 and that the Company's primary computerized information systems will be Year 2000-compliant by that date.

         Although the Company has established a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, the Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other persons and entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, the Company has been monitoring the Year 2000 issues of certain third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to, their ability to become Year 2000-compliant by June 30, 1999. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances that the Company's mitigation efforts will be successful or that the failure of any third party to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

         Both internal and external resources will be utilized in the Company's efforts to become Year 2000-compliant. During 1997, $150,000 of costs were incurred by the Company in connection with its efforts to become Year 2000-compliant. During the nine months ended September 30, 1998, $150,000 of costs were incurred by the Company in connection with its efforts to become Year 2000-compliant. Approximately $50,000 of such costs were incurred during the third quarter of 1998. The total costs of the Company's efforts to become Year 2000-compliant are not expected to exceed $500,000. All of such costs have been, and will continue to be, expensed as incurred.

         The costs expected to be incurred in connection with the Company's efforts to become Year 2000-compliant, as well as the date by which the Company is expected to be Year 2000-compliant, are based on management's best estimates. Because such estimates were derived utilizing numerous assumptions of future events (including the availability of certain resources, third party modifications and other factors), there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         By virtue of General Instruction 1 to Item 305 of Regulation S-K, and because it is neither a bank or thrift and its market capitalization on January 28, 1997 did not exceed $2.5 billion, the Company is not required at this time to provide disclosures under this Item 3.


PART II. OTHER INFORMATION

Item 5.      Other Information

         On November 2, 1998, Michigan Educational Employees Mutual Insurance Company, through the newly formed MEEMIC Holdings, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of registering shares of its common stock to be issued in connection with the proposed demutualization of MEEMIC. Subject to the approval of the policyholders of MEEMIC, MEEMIC would convert to a stock insurance company and a wholly owned subsidiary of MEEMIC Holdings, Inc., using a subscription rights method of demutualization. MEEMIC's plan of demutualization contemplates the conversion of the $21.5 million Surplus Note of MEEMIC owned by Professionals Group into shares of MEEMIC Holdings, Inc. and the purchase by Professionals Group, as the standby purchaser, of any unexercised subscription rights. After the completion of MEEMIC's plan of demutualization, Professionals Group expects to own at least 51% of the stock of MEEMIC Holdings, Inc. The registration statement of MEEMIC Holdings, Inc. (registration statement no. 333-66671) should be consulted for a description of the proposed demutualization of MEEMIC and the expected role of Professionals Group.

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

              (27)                  Financial Data Schedule of registrant.*

-----------------------------------------

*        Filed herewith.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K dated November 2, 1998 disclosing, among other things and under Item 5 (Other Events), the proposed demutualization of Michigan Educational Employees Mutual Insurance Company ("MEEMIC") and the registering of certain shares of common stock of MEEMIC Holdings, Inc., to be issued in connection with the proposed demutualization of MEEMIC and the expected role of Professionals Group, Inc. in such proposed demutualization.

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

                  No other reports were filed during the three months ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROFESSIONALS GROUP, INC.


DATE:  November 13, 1998           /s/ John F. Lang
                                   ---------------------------------------------
                                   John F. Lang
                                   Vice President, Treasurer and
                                   Chief Accounting Officer (Principal Financial
                                   Officer and Principal Accounting Officer)

                              Index to Exhibits

                     EX-27    FINANCIAL DATA SCHEDULE