Form 10-K405
period 1998-12-31
PROFESSIONALS GROUP INC
filed 1999-03-31
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
               (Mark One)

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

                                       OR

               | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The number of the registrant's shares of common stock, no par value per share, outstanding as of March 15, 1999 was 8,383,924.

Based on the closing price of shares of the registrant's common stock as reported on The Nasdaq Stock Market on March 15, 1999 ($26.125) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant as of March 15, 1999 was $212,784,729.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                     PART I
Item 1.       Business...................................................................................   1
              General....................................................................................   1
              Products and Services......................................................................   1
              Marketing..................................................................................   2
              Underwriting...............................................................................   3
              Claims Management..........................................................................   3
              Reserves and Losses........................................................................   4
              Investments................................................................................   7
              Reinsurance................................................................................   8
              Competition................................................................................  10
              Regulation.................................................................................  11
              Subsidiaries...............................................................................  15
              Employees..................................................................................  16
              Forward-Looking Statements.................................................................  16
              Glossary of Selected Insurance Terms.......................................................  17
Item 2.       Properties.................................................................................  18
Item 3.       Legal Proceedings..........................................................................  18
Item 4.       Submission of Matters to a Vote of
                 Security Holders........................................................................  18
              Executive Officers of Registrant...........................................................  19




                                     PART II

Item 5.       Market for Registrant's Common Equity and
                 Related Stockholder Matters.............................................................  21
Item 6.       Selected Financial Data....................................................................  22
Item 7.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........................................  25
              Financial Condition........................................................................  25
              Results of Operations......................................................................  27
              Liquidity and Capital Resources............................................................  32
              Impact of Inflation and Changing Prices....................................................  34
              Reinsurance................................................................................  34
              Regulation.................................................................................  36
              Effects of New Accounting Pronouncements...................................................  36
              Year 2000 Compliance.......................................................................  37
Item 7A.      Quantitative and Qualitative Disclosures
                 about Market Risk.......................................................................  38
Item 8.       Financial Statements and Supplementary Data................................................  40
Item 9.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure..................................................  76




                                    PART III

Item 10.      Directors and Executive Officers of
                 the Registrant..........................................................................  76
Item 11.      Executive Compensation.....................................................................  76
Item 12.      Security Ownership of Certain Beneficial
                 Owners and Management...................................................................  76


Item 13.      Certain Relationships and Related Transactions.............................................  76

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K.................................................................  76
Signatures       ........................................................................................  81

                                     PART I

Item 1.  Business

General:

         Professionals Group, Inc. (formerly, Professionals Insurance Company Management Group) ("Professionals Group," and together with its direct and indirect subsidiaries, the "Company") is a Michigan business corporation that functions as an insurance holding company. The Company had consolidated assets of $889.2 million and $848.0 million at December 31, 1998 and 1997, respectively. Professionals Group was incorporated on January 31, 1996 under the laws of the State of Michigan, its principal executive offices are located at 2600 Professionals Drive, Okemos, Michigan 48864, and its telephone number is
(517) 349-6500.

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of this business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

         The Company has experienced significant growth as a result of acquisitions and business combinations. The Company intends to continue to pursue transactions of this type to the extent suitable candidates and acceptable terms may be identified. The Company is unable to predict whether or when any candidate for a transaction or business relationship will become available or the likelihood that any transaction or relationship will be completed.

         The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments-professional liability lines property and casualty insurance, personal lines property and casualty insurance (business assumed from Michigan Educational Employees Mutual Insurance Company), and investment operations. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance has been disclosed in Note 19 to the Company's consolidated financial statements (see "Item 8. Financial Statements and Supplementary Data").

Products and Services:

         The Company primarily offers medical professional liability insurance to physicians, surgeons, dentists, hospitals and other health care providers through its wholly-owned subsidiary ProNational Insurance Company (formerly PICOM Insurance Company), a stock insurance company incorporated under Michigan law in 1980 ("ProNational"). Medical professional liability insurance provides insurance against the legal liability of an insured (and against loss, damage or expense incident to a claim of such liability) arising out of bodily injury, sickness, disease or death sustained by a patient arising from an act or omission occurring in the furnishing of health care services to a patient. ProNational, which is licensed to provide such insurance in 19 states, operates primarily in Florida, Michigan, Illinois, Indiana, Kentucky, Ohio and Pennsylvania. The Company has applied for licenses in 3 additional states. There can be no assurances as to whether or when such licenses will be granted. ProNational Casualty Company, a stock insurance company incorporated under the laws of Illinois in 1994 and a wholly owned subsidiary of ProNational ("ProNational Casualty"), is licensed to provide such insurance in Illinois.

         Effective July 1, 1997, ProNational began reinsuring, on a quota-share basis, 40% of the net personal lines insurance business of Michigan Educational Employees Mutual Insurance Company, a Michigan domiciled specialty writer of personal automobile and homeowners coverages for teachers and other members of the educational community in Michigan ("MEEMIC"). See "Reinsurance" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         ProNational also assumes a small amount of lawyers professional liability, worker's compensation and accident and health insurance from other insurance companies. This assumed business is not significant to the Company's overall assumed reinsurance program. See "Reinsurance."

         ProNational and ProNational Casualty are rated A- by A.M. Best Company, Inc. ("A.M. Best") and A- by Standard & Poor's Corporation ("Standard & Poor's"). See "Glossary of Selected Insurance Terms" for descriptions of the rating continuums utilized by A.M. Best and Standard & Poor's. In developing their respective ratings, A.M. Best and Standard & Poor's each evaluate an insurer's financial and operating performance including a quantitative evaluation of profitability, leverage and liquidity and a qualitative evaluation of spread of risk, appropriateness of reinsurance, quality and diversification of assets, adequacy of reserves and surplus, and management experience. These ratings are based on factors of concern to policyholders, agents and intermediaries and are not directed towards the protection of shareholders.


Marketing:

         The Company currently markets its insurance products primarily in Florida, Michigan, Illinois, Indiana, Kentucky, Ohio and Pennsylvania.

         The marketing of the Company's insurance products is conducted through the Company's offices in Okemos, Michigan, Coral Gables, Florida, Lisle, Illinois, Indianapolis, Indiana and Columbus, Ohio, and in cooperation with local independent insurance agencies. The Company is primarily responsible for general marketing activities such as advertising, product information, convention participation and relationships with various professional associations of which the Company's insureds are members. In the Florida market, sales activities are primarily coordinated through direct employees of the Company. In other markets, sales activities are primarily coordinated through independent insurance agencies. The independent insurance agencies are primarily responsible for the sale of the Company's insurance products by pursuing leads generated by the Company's marketing activities and through agency-generated leads in their local communities.

         The following table indicates the percentage of the Company's premiums that are written directly, and the percentage of the Company's premiums that are written through independent insurance agencies:



                                      % of Direct Premiums Written
                            ----------------------------------------------------
         Year Ended
        December 31,            Directly                 By Independent Agencies
        ------------        -----------------            -----------------------

            1998                   49%                              51%
            1997                   57                               43
            1996                   65                               35

         For the years ended December 31, 1998, 1997 and 1996, the Company's top ten independent insurance agencies accounted for approximately 27%, 28% and 24%, respectively, of the Company's direct written premiums.

         The Company typically enters into written agreements with those independent insurance agencies offering the Company's insurance products. These agreements typically authorize the insurance agency to act as the Company's agent for the sale and service of specified insurance products in a specific state. Such agreements are for a stated duration (typically from one year to five years) and are terminable only upon prior written notice. Each insurance agency executing such an agreement acts as an independent contractor and is responsible for all expenses incurred by it. These agreements also provide for direct billing and collection of all premiums by the Company, provide for specific commissions payable to the insurance agency, provide for arbitration in the event of disputes, and prohibit assignment by the insurance agency without the prior written consent of the Company.

Underwriting:

         All underwriting decisions are made by the Company through its underwriting staff. Each prospective insured is required to submit an application for coverage that, among other things, reviews the professional training, area and scope of practice and claims history of the prospective insured. Through its underwriting process, which involves an evaluation of the application and, in certain situations, may include supplemental on-site risk management evaluations, the Company assesses the quality and pricing of the risk, emphasizing loss history, practice specialty and location.

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

         Currently, the majority of medical professional liability policies issued by the Company are "claims-made" policies, although approximately 10%, 7% and 6% of the Company's direct medical professional liability premiums during 1998, 1997 and 1996, respectively, were derived from "occurrence" policies. (A claims-made policy is an insurance policy covering only those claims which occur and are reported during the policy period. An occurrence policy is an insurance policy covering losses occurring during the policy period, without regard to when the claim is reported to the insurer. See "Glossary of Selected Insurance Terms.")

Claims Management:

         The Company emphasizes early evaluation and aggressive management of claims. A claim is generally reported directly to the Company by the insured after the insured has received a court summons or a pre-suit notice of claim. The reported claim is logged in to a computerized data base by the Company's claims staff, which then determines whether the potential loss is covered by an insurance policy issued by the Company. If the claim is covered, it is then assigned a claims professional for investigation and analysis. If the claim is in litigation, the claim is also assigned to outside legal counsel selected by the Company and specializing in professional liability claims. During 1998, approximately 70% of the Company's claims were litigated and ultimately resolved through settlement, dismissal or trial, and approximately 30% of the Company's claims were resolved outside of the litigation process through pre-litigation settlement or the abandonment of the claim by the plaintiff.

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

Reserves and Losses:

         The Company establishes reserves based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses ("losses and LAE") for reported claims and are established by the Company's claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to the Company as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid.

         Loss and LAE reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing the Company's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are generally reflected in current operations.

         The following table reconciles beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated. See also Note 9 to the Company's consolidated financial statements.

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                               1998                  1997                1996
                                                               ----                  ----                ----
                                                                                (in thousands)
Balance, beginning of year                                     $489,207              $501,512           $501,690
Less reinsurance balances
 recoverable                                                    (80,431)              (73,855)           (53,264)
                                                                -------               -------            -------
Net balance, beginning of
 year                                                           408,776               427,657            448,426
                                                                -------               -------            -------
Incurred related to:
  Current year                                                  161,417               155,595            138,354
  Prior years                                                     9,623               (31,361)           (13,593)
                                                                -------               -------            -------
    Total incurred                                              171,040               124,234            124,761
                                                                -------               -------            -------
Loss and loss adjustment
 expense reserves assumed                                            --                    --              4,119
                                                                -------               -------            -------
Paid related to:
  Current year                                                   26,157                19,679             16,567
  Prior years                                                   121,112               123,436            133,082
                                                                -------               -------            -------
    Total paid                                                  147,269               143,115            149,649
                                                                -------               -------            -------
Net balance, end of year                                        432,547               408,776            427,657
Plus reinsurance balances
 recoverable                                                    108,036                80,431             73,855
                                                                -------               -------            -------
Balance, end of year                                           $540,583              $489,207           $501,512
                                                               ========              ========           ========


         The following table presents the development of the net liability of undiscounted reserves for losses and LAE for the calendar years 1989 through 1998. (Through 1994, the Company's losses and LAE reserves were discounted. Effective January 1, 1995, this practice was discontinued). The amounts shown for each year on the top line of the table present the Company's estimate of its losses and LAE reserves as originally reported to stockholders. (The losses and LAE reserves as originally reported are presented net of reinsurance recoverables relating to unpaid losses through 1991, net of losses and LAE reserve discount through 1994, and gross of such amounts thereafter). The net liability-end of year line represents the undiscounted estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of reinsurance ceded. The portion of the table labeled "cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The next portion of the table shows the re-estimated amount of the previously recorded loss and LAE reserves based on experience as of the end of each succeeding year, followed by a line indicating the change from the original estimate to the most current re-estimate.

        Analysis of Loss and Loss Adjustment Expense Reserve Development
                                 (in thousands)


                                                                 December 31,
                                                                 ------------
                             1989      1990      1991      1992      1993      1994      1995      1996      1997      1998
                             ----      ----      ----      ----      ----      ----      ----      ----      ----      ----
Loss & LAE Reserves as
 originally reported     $310,601  $315,972  $336,907  $401,548  $427,254  $465,571  $501,690  $501,512  $489,207  $540,583

Less reinsurance                                         45,227    50,016    49,865    53,264    73,855    80,431   108,036
recoverable

Add pro forma change
to reflect elimination
of discount                41,161    32,781    27,839    16,568    12,616    12,310         -         -         -         -
                           ------  --------  --------  --------  --------  --------  --------  --------  --------  --------


Net liability - end of
year                     $351,762  $348,753  $364,746  $372,889  $389,854  $428,016  $448,426  $427,657  $408,776  $432,547

Cumulative paid as of:

 One year later.....       76,275    75,671    93,668    95,487   105,882   124,644   133,082   123,436   121,112

 Two years later....      136,758   145,751   161,794   167,510   187,443   219,466   223,053   211,797

 Three years later..      183,465   188,545   206,119   215,932   239,956   263,515   281,534

 Four years later...      205,978   212,083   231,551   244,286   258,242   297,344

 Five years later...      220,754   226,977   246,433   254,020   280,113


 Six years later....      229,997   235,345   251,918   260,777

 Seven years later..      236,510   238,096   255,597

 Eight years later..      239,024   240,185

 Nine years later...      240,532

Re-estimated net
liability as of:

End of year.........      351,762  348,753   364,746    372,889   389,854   428,016   448,426   427,657   408,776   432,547

One year later......      327,362  331,263   335,227    344,978   368,231   409,022   434,810   396,296   418,399

Two years later.....      312,632  306,969   317,643    327,746   358,275   395,053   400,149   404,898

Three years later...      287,359  292,899   300,333    322,781   344,771   374,180   414,957

Four years later....      276,585  273,572   300,030    311,978   327,943   374,167

Five years later....      263,120  274,770   293,631    303,057   331,814

Six years later.....      266,334  268,343   287,939    298,185

Seven years later...      262,546  261,611   285,053

Eight years later...      262,522  263,834

Nine years later....      260,587

Net cumulative
redundancy (deficiency)    91,175   84,919    79,693     74,704    58,040    53,849    33,469    22,759    (9,623)


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

         As shown in the reserve development table, positive reserve development exists for each of the years 1989 through 1996. Such positive reserve development is mainly attributable to (i) the Company's practice of establishing its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties, and (ii) lower than expected claims costs associated in part with tort reform legislation enacted in Michigan between 1986 and 1994. Such tort reform legislation shortened the statute of limitations, introduced a statute of repose with a six year limitation for adults, modified expert witness rules to require more qualified expert witnesses and capped non-economic damages. The 1997 year has negative reserve development which is mainly attributable to a loss reserve charge recorded by the Company in 1998 to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business acquired in July 1998.

         The following table reconciles loss and LAE reserves of the Company in accordance with statutory accounting practices ("SAP") with reserves reflected in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1998 and 1997.

                Reconciliation of SAP Reserves with GAAP Reserves
                                 (in thousands)

                                                                                      December 31,
                                                                     -----------------------------------------------
                                                                                     1998                      1997
                                                                                     ----                      ----
Loss and LAE reserves - SAP basis                                                $432,547                  $398,118
Add:
 Discount.......................................................                       --                    10,658
 Provision for reinsurance on unpaid
 losses.........................................................                  108,036                    80,431
                                                                                 --------                  --------
Loss and LAE reserves - GAAP basis..............................                 $540,583                  $489,207
                                                                                 ========                  ========

         For SAP reporting through 1997, loss reserves were discounted at a three percent discount rate, as permitted by insurance regulatory authorities. The Company eliminated the practice of discounting loss reserves for SAP reporting during 1998. For GAAP reporting, the Company does not discount reserves. Under SAP, loss and LAE reserves are presented net of the provision for reinsurance, whereas under GAAP, loss and LAE reserves are presented gross of reinsurance and amounts due from reinsurers are presented as an asset.

Investments:

         The Company invests principally in debt securities such as United States government obligations, U.S. government agency mortgage-backed securities, tax-exempt municipal bonds, redeemable preferred stocks, and investment grade corporate bonds. Investment policy and the performance of independent investment managers are reviewed quarterly by or on behalf of Professionals Group's Board of Directors. The current investment policy establishes a target duration and limits fixed income purchases (absent specific authorization of Professionals Group's Board of Directors) to securities rated BBB/Baa or better by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's, Duff & Phelps Inc. or Fitch Investors Service Inc. The Company's independent investment managers select specific bond issues within these guidelines. The Company's investment policy limits holdings in common stocks and preferred stocks, cumulatively, to twenty percent of the Company's statutory surplus.

         In general, the investment policy of the Company is to maximize after tax investment yield, subject to constraints on investment quality, maturity and liquidity. The Company's investment policy establishes a range of appropriate allocation among various asset classes. The precise allocation varies depending on an evaluation of the economic environment and on the Company's tax position. Currently, the Company's investment portfolio consists primarily of United States government agency, corporate and municipal bonds. As of December 31, 1998, only one of the rated securities in the Company's fixed income portfolio was rated below investment grade (carrying value was $820,000). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of December 31, 1998 and 1997, all fixed maturity securities were classified as available-for-sale and carried at estimated fair value. For these securities, temporary unrealized gains and losses, net of deferred federal income taxes, are reported directly through stockholders' equity, as accumulated other comprehensive income, and have no effect on net income. As of December 31, 1998 and 1997, the estimated fair value of fixed maturity securities exceeded the aggregate amortized cost by $22.3 million and $14.2 million, respectively, and stockholders' equity was increased by those amounts, reduced by $7.6 million and $4.8 million, respectively, in deferred federal income taxes. The increase in net unrealized gains was due to lower interest rates at year-end 1998 as compared to year-end 1997. See also Notes 4 and 6 to the Company's consolidated financial statements. The Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 1998, a one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately 5.0 percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately 5.0 percent.

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

         The Company cedes a material amount of its business to reinsurers to spread risk and limit loss per exposure and to protect stockholders' equity from large or unusual loss activity. As of December 31, 1998, the Company had excess of loss reinsurance (i.e., reinsurance in which the Company has ceded to a reinsurer, and such reinsurer has assumed, all or a portion of losses associated with a given policy in excess of a specified retention level up to a predetermined limit), stop loss reinsurance (i.e., reinsurance in which the Company has ceded to a reinsurer, and such reinsurer has assumed, all losses incurred during a specific period of time in excess of a predetermined limit) and "errors and omissions" insurance (i.e., insurance which protects the Company against losses in excess of policy limits claims).

         The Company has various excess of loss and stop loss reinsurance agreements. As of December 31, 1998, the maximum current net retention on business generated by Professionals Group's insurance subsidiaries, subject to certain adjustments, was $500,000. Individual losses are covered by the excess of loss reinsurance on a per incident basis up to $5 million. The "errors and omissions" insurance protects the Company against losses in excess of policy limits claims up to $20 million, subject to a $500,000 retention for each claim. See also Note 5 to the Company's consolidated financial statements.

         The Company has three stop loss reinsurance agreements. One provides coverage on Illinois losses and was purchased in calendar year 1995 to protect against potential future adverse development. This stop loss contract covered up to $4.1 million of Illinois loss payments in excess of $7.8 million. The second provides loss ratio coverage and was purchased in calendar year 1996 to assist in achieving a targeted premium to surplus leverage ratio. This loss ratio contract covered 43% of the aggregate net losses on the Florida book of business in excess of $53.0 million not to exceed $16.9 million. The third provides coverage on Florida indemnity reserves only and was purchased in calendar year 1998 to protect against potential future adverse development. This stop loss contract covered up to $14.5 million of Florida indemnity payments in excess of $140.5 million.

         The following table identifies the Company's most significant reinsurers, their percentage participation in the Company's aggregate reinsured risk based upon premiums paid by the Company during 1998 and their respective A.M. Best ratings as of December 31, 1998. No other single reinsurer's percentage participation in 1998 exceeded 4% of total ceded reinsurance premiums:

                                                                                                        % of 1998
                                                                        Ceded          1998 Total      Total Ceded
                                                     A.M. Best       Reinsurance     Ceded Premiums      Premiums
                                                     Rating(1)        Balances          Written          Written
                                                     ---------       -----------     --------------    -----------
                                                                        (dollars in thousands)
Underwriters Reinsurance Company.............            A+               $   4,125         $     -                -

General Reinsurance Corporation..............            A++                 43,214           4,025            21.6%

TIG Reinsurance Company......................            A                   13,843           2,859            15.4%

PMA Reinsurance Corporation..................            A+                   7,172           2,116            11.4%

Scandinavian Reinsurance Company.............            A                       --           2,000            10.8%

Continental Casualty Company.................            A                   25,086           1,970            10.6%

Constitution Reinsurance Corporation.........            A+                   1,346           1,365             7.3%

Transatlantic Reinsurance Company............            A++                    929             962             5.2%

Odyssey Reinsurance Corporation..............            A-                   3,350             962             5.2%

Other........................................            --                   4,974           2,348            12.5%
                                                                          ---------           -----          -------

                                                                          $ 104,039         $18,607           100.0%
-------------------------------------------------                         =========         =======           ======


(1) See "Glossary of Selected Insurance Terms" for a description of the rating continuum utilized by A.M. Best. See also Note 5 to the Company's consolidated financial statements.

         The Company, through its reinsurance intermediary, annually reviews the financial stability of all of its reinsurers. This review includes a ratings analysis of each reinsurer participating in a reinsurance contract. On the basis of such review, as of December 31, 1998 and 1997, the Company concluded that there was no material exposure to uncollectible reinsurance balances payable to the Company by its reinsurers. The Company has not experienced any material difficulties in collecting amounts due from reinsurers (ceded reinsurance balances) and believes (i) that its reinsurance is maintained with financially stable reinsurers and (ii) that any reinsurance security maintained is adequate to protect its interests. However, the inability of the Company to collect on its aggregate reinsurance recoverables, or the inability of the Company's reinsurers to make payments under the terms of reinsurance treaties (due to insolvency or otherwise), could have a material adverse effect on the Company's future results of operations and financial condition.

         Effective July 1, 1997, ProNational began assuming, on a quota-share basis, 40% of the net personal automobile and homeowners insurance risks of MEEMIC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The assumed premiums earned were $42.7 million and $20.1 million and the assumed losses and loss adjustment expenses incurred in connection with the MEEMIC reinsurance agreement were $28.0 million and $13.1 million, respectively, for the years ended December 31, 1998 and 1997.

         The Company also assumes a small amount of lawyers professional liability, worker's compensation and accident and health insurance from other insurance companies. This assumed business is not significant to the Company's overall assumed reinsurance program.

Competition:

         The Company competes with numerous insurance companies and various self-insurance mechanisms. Principal competitors in Florida and the Midwest consist of local or regional insurance companies (including Florida Physicians Insurance Company, Mutual Insurance Corporation of America, Illinois State Medical Inter-Insurance Exchange and Michigan Hospital Association Insurance Company) and national insurance companies (including The St. Paul Companies, The Medical Protective Company, American International Group, MMI Companies, Cincinnati Insurance Company and CNA Insurance Companies). Many of these competitors have substantially greater financial resources than does the Company.

         Competition in the medical malpractice insurance industry may take several forms, including pricing, service quality, breadth and flexibility of coverages, method of sale, and insurance carrier financial stability and ratings. The Company competes through name recognition and reputation by emphasizing a high level of customer service to insureds, and, especially in its Midwest markets, by using local insurance agencies to sell and distribute its insurance products. The Company has attempted to balance its need for rate adjustments with the goal of maintaining medical malpractice market share in a very competitive insurance market. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long term.

         The success of the Company may also be influenced by general economic conditions in the geographic markets served by it. No assurance can be given that favorable economic conditions will exist in such markets.

Regulation:

         General. Insurance holding companies and insurance companies are extensively regulated. Such regulation has had significant effects on the operations of insurance holding companies and insurance companies in the past and is expected to have significant effects in the future. Periodically, legislation is considered and adopted which has resulted in, or that could result in, further regulation or deregulation of insurance holding companies and insurance companies. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Company.

         Insurance companies are subject to regulation by government agencies in the states in which they are licensed. ProNational is domiciled in Michigan and is licensed as a property and casualty insurer in 19 states. ProNational Casualty is domiciled and licensed as a property and casualty insurer in Illinois. The nature and extent of such regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premium, losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single entity, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than shareholders.

         Every insurance company is subject to a periodic examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last periodic examination of ProNational was based on its December 31, 1995 statutory financial statements and a report was issued on October 15, 1996. The last periodic examination of ProNational Casualty was based on its December 31, 1997 statutory financial statements and a report was issued on July 28, 1998. Various states also conduct "market conduct examinations" which are periodic, unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms. ProNational underwent a market conduct examination in Florida during 1998. ProNational Casualty has not undergone a market conduct examination. Neither ProNational nor ProNational Casualty was required to make any financial adjustments or change any market conduct procedures as a result of any of these examinations.

         ProNational and ProNational Casualty principally write medical malpractice insurance and additional requirements are placed upon them to report detailed information with regard to the settlements or judgments against their respective insureds. In addition to the reporting to the states of medical malpractice settlements and judgments, claim payments must also be reported to the National Practitioners Data Bank ("Data Bank"). Penalties attach if reports to the states and to the Data Bank are not made.

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

         Professionals Group is subject to regulation as an insurance holding company because of its ownership of ProNational and is required to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. Similarly, and in addition to being regulated as an insurance company, ProNational is subject to regulation as an insurance holding company because of its ownership of ProNational Casualty and it is also required to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. As insurance holding companies, Professionals Group and ProNational are also subject to special reporting and prior approval requirements with respect to transactions among affiliates.

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

         Change or Acquisition of Control. ProNational is a Michigan stock, property and casualty insurance company organized under the Michigan Insurance Code of 1956, as amended (the "Michigan Insurance Code"). ProNational Casualty is an Illinois stock, property and casualty insurance company organized under the Illinois Insurance Code. The Michigan Insurance Code and the Illinois Insurance Code all provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurer or of any person controlling a domestic insurer must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In both Michigan and Illinois, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

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

         Insolvency Funds; Mandatory Pools. Most states require admitted property and casualty insurers to become members of insolvency or guaranty funds or associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. No assessments from guaranty funds were charged to the insurance subsidiaries of Professionals Group in 1998, 1997 or 1996. Assessments from guaranty funds may, to a limited extent, be recovered through future premium tax reductions.

         Insurance companies are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Pools are typically found in insurance lines such as workers' compensation, homeowners and personal automobile insurance. ProNational does not currently offer any of these insurance lines directly, but does provide reinsurance to MEEMIC, which does offer such insurance lines. Moreover, ProNational could offer such insurance lines directly in the future. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. To the extent that these assessments are imposed on the insurance subsidiaries of Professionals Group, they could have an adverse effect on Professionals Group or its insurance subsidiaries.

         Restrictions on Dividends. Insurance companies are subject to various state and regulatory restrictions, generally applicable to each insurer in its state of incorporation, which limit the amount of dividends or distributions by an insurer to its stockholders or policyholders. The restrictions are generally based on certain levels of surplus, investment income and operating income, as determined under statutory accounting practices.

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

                                               Ratio of Total Adjusted Capital
                                                to Authorized Control Level RBC
         Level                                      (Less Than or Equal To)
         -----                                 --------------------------------

         Company action level                                 2.0
         Regulatory action level                              1.5
         Authorized control level                             1.0
         Mandatory control level                              0.7


         ProNational and ProNational Casualty have calculated their ratios of total adjusted capital to authorized control level RBC and each were in excess of 5:1 at December 31, 1998. At December 31, 1998, ProNational's total adjusted capital was $193.9 million, and its authorized control level RBC was $37.2 million, and ProNational Casualty's total adjusted capital was $10.6 million, and its authorized control level RBC was less than $1.0 million.

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

         In 1997 and 1996, ProNational did not have any ratios which varied from the "usual value" range.

         In 1998, ProNational had one ratio which varied from the "usual value" range as follows:

                          Ratio                                 Usual Range            ProNational Value
                          -----                                 -----------            -----------------
              Change in surplus                                 (10%) to 50%                  (11%)

         The 1998 "unusual value" for ProNational was mainly caused by a $25.6 million loss reserve charge (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition") and ProNational's elimination of its practice of discounting loss reserves for SAP reporting during 1998.


         In both 1997 and 1996, ProNational Casualty had two ratios which varied from the "usual value" range. In 1998, ProNational Casualty did not have any ratios which varied from the "usual value" range.

         At present, no inquiries have been received from any state insurance commissioner as a result of the "unusual values" for ProNational or ProNational Casualty.

         Effect of Federal Legislation. Although the Federal government does not directly regulate the business of insurance, Federal initiatives often affect the insurance business in a variety of ways. Current and proposed Federal measures which may significantly affect the insurance business include Federal government participation in health care reform, product liability claims, environmental regulation, pension regulation (ERISA), the taxation of insurers and reinsurers, minimum levels of liability insurance and safety regulations.

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

         On the Federal level, attempts to reform the delivery of medical care have contained provisions that could, if adopted, have a material impact on the Company and its insurance products. An example of such a change is the concept of "enterprise liability" that was contained in President Clinton's health care proposal. Under the enterprise liability concept, doctors would not bear individual liability for malpractice events with such liability being borne by the hospital or other enterprise in which the doctor practices. If enterprise liability or a similar concept were adopted, insurers such as ProNational could be at a competitive disadvantage because their business is concentrated in individual physician risks and larger, more established, companies already provide medical malpractice insurance for the enterprise risks.

Subsidiaries:

         Professionals Group has four direct wholly-owned subsidiaries, three indirect wholly-owned subsidiaries and one direct 80% owned subsidiary. The direct wholly-owned subsidiaries are: ProNational, PICOM Insurance Agency, Inc. ("PIA"), Professionals Group Services Corporation ("PGSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of ProNational, are: PICOM Claims Services Corporation ("PCSC"), ProNational Casualty, and Physicians Protective Plan, Inc. ("PPP"). The direct 80% owned subsidiary is MedAdvantage, Inc. ("Med-Advantage").

         ProNational is a stock, property and casualty insurer incorporated under the laws of the State of Michigan in 1980. ProNational primarily offers professional liability insurance for physicians, surgeons, dentists, hospitals and other health care providers and acts as a reinsurer to MEEMIC. The Company is licensed to provide such insurance products in 19 states and currently provides such insurance in Michigan, Florida, Illinois, Indiana, Kentucky, Ohio and Pennsylvania. PIA is an inactive Michigan insurance agency incorporated under the laws of the State of Michigan on March 31, 1981. PGSC is a business corporation incorporated under the laws of the State of Michigan on May 29, 1986 that administers certain benefit plans for ProNational employees. AIMC is an Indiana corporation that serves as the attorney-in-fact for

American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis and was incorporated under the laws of the State of Michigan on December 10, 1985. ProNational Casualty is a stock, property and casualty insurer incorporated under the laws of the State of Illinois on December 5, 1994 that is currently not issuing policies. MedAdvantage provides credentialing verification services for medical service providers.

Employees:

         The Company had 179 full-time employees and five part-time employees as of December 31, 1998. None of these employees are covered by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

Forward-Looking Statements:

         We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. Our forward-looking statements, which are subject to risks and uncertainties, include information about our expectations and possible or assumed future results of our operations. When we use any of the words "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

         We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that a number of factors, all of which are difficult to predict and many of which are beyond our control, could affect our future results and performance and any other expectations expressed in our forward-looking statements. This could cause our actual results, performance and experience to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:


- significantly increased industry consolidation and competition that causes lower premiums and reduced profitability;

- inflation and changes in the interest rate environment that increase our loss costs, or reduce the fair value of our financial instruments, or otherwise adversely impact our operations;

-        underwriting losses on the risks we insure are greater than we expect;

- general economic conditions, either nationally or in our market areas, that are worse than expected;

-        adverse changes in the securities markets;

-        legislative or regulatory changes that adversely affect our business;

- restrictions on our ability to achieve continued growth through successful identification and completion of acquisitions or business combinations;

- restrictions on our ability to execute our strategy of geographic and product diversification;

- restrictions on our ability to enter new markets successfully and capitalize on growth opportunities; and

- technological changes, including "Year 2000" data systems compliance issues, that are more difficult or expensive than we expect.

         We do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

Glossary of Selected Insurance Terms

         A.M. Best Rating. A.M. Best Ratings are divided into "Secure" and "Vulnerable" rating groups as follows. Secure Ratings: A++, A+ (Superior); A, A- (Excellent); and B++, B+ (Very Good). Vulnerable Ratings: B, B-(Adequate); C++, C+ (Fair); C, C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

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

         Excess of loss reinsurance. A form of reinsurance in which the insurer cedes to a reinsurer, and such reinsurer assumes, all or a portion of losses associated with a given policy in excess of a specified retention level up to a predetermined limit.

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

         Quota Share Reinsurance. A form of treaty or facultative reinsurance in which the insurer cedes and the reinsurer assumes an agreed-upon percentage of risks. Also known as proportional reinsurance.

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

         Standard & Poor's ratings. Standard & Poor's Financial Strength Ratings are divided into "Secure Range" and "Vulnerable Range" groupings as follows. Secure Range: AAA (Extremely Strong); AA (Very Strong); A (Strong); and BBB (Good). Vulnerable Range: BB (Marginal); B (Weak); CCC (Very Weak); CC (Extremely Weak) and R (Regulatory Action).

         Statutory Accounting Practices (SAP). Those principles required by state law which must be followed by insurers in submitting their financial statements to state insurance departments.

         Statutory surplus. The amount remaining after all liabilities of an insurance company are subtracted from all of its admitted assets, applying statutory accounting practices.

         Stop Loss reinsurance. A form of reinsurance in which the insurer cedes to a reinsurer, and such reinsurer assumes, all losses incurred during a specific period of time in excess of a predetermined limit.

Item 2.  Properties

         The Company owns its principal executive offices in Okemos, Michigan. The Company also owns, primarily for investment purposes, an office building in Williamston, Michigan. The Company leases office facilities in Coral Gables, Ft. Lauderdale, Jacksonville, Orlando and Tampa, Florida, Lisle, Illinois, Indianapolis, Indiana and Columbus, Ohio. The Company also leases operating equipment under cancelable and noncancelable agreements.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which Professionals Group or any of its direct or indirect subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Professionals Group's stockholders during the fourth quarter of 1998.

Executive Officers of Registrant:

         As of March 15, 1999, the executive officers of Professionals Group consisted of the persons identified below. Executive officers are elected annually by, and serve at the pleasure of, Professionals Group's Board of Directors.


        Name                        Age             Position
        ----                        ---             --------
Victor T. Adamo, Esq., CPCU         51          Chairman, President and Chief
                                                Executive Officer

R. Kevin Clinton, FCAS, MAAA        44          Chief Financial Officer

Annette E. Flood, Esq., R.N.        40          Vice President and Secretary

John F. Lang, CPA                   34          Vice President, Treasurer and
                                                Chief Accounting Officer

Joseph O. Marker, FCAS, MAAA        50          Chief Actuary

William P. Sabados                  48          Chief Information Officer

Steven L. Salman, Esq.              51          Chief Operating Officer

         Victor T. Adamo, Esq., has been the President and Chief Executive Officer and a director of Professionals Group since 1996, and the Chairman of Professionals Group since October 1998. Mr. Adamo has been a director of ProNational since 1990, and was its Chief Executive Officer from 1987 to 1998. Mr. Adamo also has been a director of Michigan Educational Employees Mutual Insurance Company, a Michigan mutual insurance company that writes personal automobile and homeowners coverages, since May 1997. Prior to joining ProNational, Mr. Adamo was in private legal practice from 1975 to 1985 and represented ProNational in corporate legal matters. Mr. Adamo is a graduate of The University of Michigan and New York University School of Law and is a Chartered Property Casualty Underwriter (CPCU). Mr. Adamo, Mr. R. Kevin Clinton and Mr. Steven L. Salman are the only current directors of Professionals Group who are also employees of Professionals Group or a subsidiary of Professionals Group.

         R. Kevin Clinton, FCAS, MAAA, has been the President and a director of Michigan Educational Employees Mutual Insurance Company, a Michigan mutual insurance company that writes personal automobile and homeowners coverages (MEEMIC), since May 1997. Mr. Clinton has been the Chief Financial Officer of Professionals Group since 1996 and a director of Professionals Group since September 1997. Mr. Clinton served as Vice President, Treasurer and Actuary of ProNational from 1990 through June 1997. Prior to becoming an officer of ProNational, Mr. Clinton was ProNational's consulting actuary from 1986 to 1990. He formerly served as the Actuary for the Michigan Insurance Bureau and in the actuarial department of Michigan Mutual Insurance Company. Mr. Clinton is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Clinton is a graduate of The University of Michigan where he received a B.A. degree in business administration and an M.A. in actuarial science. Mr. Clinton, Mr. Victor T. Adamo and Mr.

Steven L. Salman are the only current directors of Professionals Group who are also employees of Professionals Group or a subsidiary of Professionals Group.

         Annette E. Flood, Esq., R.N., has been a Vice President and Secretary of Professionals Group since 1996. Ms. Flood is Vice President, Corporate Secretary and Legal Counsel of ProNational. Ms. Flood has been a director of MEEMIC since May 1997. Prior to joining ProNational in 1992, Ms. Flood was employed by Lansing General Hospital, Lansing, Michigan, from 1986 to 1992, most recently in the capacity of Vice President, Legal Services and Quality Management. Prior to joining the Lansing General Hospital staff, Ms. Flood was in the litigation section of the law firm of Dykema Gossett PLLC, Lansing, Michigan. Ms. Flood has a B.A. degree in nursing from The University of Michigan and a law degree from Wayne State University Law School.

         John F. Lang, has been a Vice President, Treasurer and Chief Accounting Officer of Professionals Group since July 1998. Mr. Lang served as Treasurer of ProNational from August 1996 through June 1998 and as Chief Financial Officer of ProNational from July 1997 through June 1998. Prior to joining ProNational in 1996, Mr. Lang was a senior manager on the audit staff of Coopers & Lybrand LLP where he was employed since 1986. Mr. Lang is a CPA and has a B.S.B.A. degree in accounting from Central Michigan University.

         Joseph O. Marker, FCAS, MAAA, has been the Chief Actuary of Professionals Group since March 1999. Mr. Marker is also Senior Vice President and Chief Actuary of ProNational. Prior to joining Professionals Group, Mr. Marker served in an actuarial capacity for Allmerica Financial Corporation in Howell, Michigan from 1986 through 1999, most recently as Vice President, Actuarial. Prior to 1986, Mr. Marker was an actuary for Westfield Companies and St. Paul Companies. Mr. Marker is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Marker is a graduate of the University of Michigan where he received a Bachelors degree in mathematics and a Masters degree from the University of Minnesota in Mathematics.

         William P. Sabados, has been the Chief Information Officer of Professionals Group since July 1998. Mr. Sabados is also Chief Information Officer of ProNational. Mr. Sabados has been a Vice President and Chief Information Officer of MEEMIC since February 1997. From 1987 to 1997, Mr. Sabados was Vice President of Information Systems for the Investor Insurance Group. Prior to that, Mr. Sabados served as Director of Membership/Billing for Blue Cross/Blue Shield North East Ohio in Cleveland, Ohio since 1984. Mr. Sabados is a graduate of David M. Meyers College.

         Steven L. Salman, Esq., has been the Chief Operating Officer and a director of Professionals Group, and the President and Chief Executive Officer of ProNational, since July 1, 1998. He was the President and Chief Executive Officer of PPTF from October 1, 1996 to June 30, 1998. Prior to joining PPTF, he was President, Chief Executive Officer and Director of Kentucky Medical Insurance Company ("KMIC") in Louisville, Kentucky, where he also served on the Board of Directors of three of KMIC's subsidiaries. Prior to joining KMIC in August 1991, he was Senior Vice President - Corporate Affairs and General Counsel for Sisters of Charity Health Care Systems, Inc. in Cincinnati, Ohio, where among other responsibilities, he administered three insurance companies that were owned, or partially owned, by this health care system. Prior to joining Sisters of Charity, he held positions in two large hospitals as the

Director of Risk Management/Risk Control. Mr. Salman was a founder and the first President of the American Society for Health Care Risk Management. He has previously served on the boards of two hospitals and currently serves on the Board of Trustees of Franciscan Service Corporation, a Catholic multi-hospital system operating hospitals in three states. Mr. Salman received his undergraduate business degree from Indiana University and his law degree from Capital University Law School. Mr. Salman, Mr. Victor T. Adamo and Mr. R. Kevin Clinton are the only directors of Professionals Group who are also employees of Professionals Group or a subsidiary of Professionals Group.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of common stock, no par value per share, of Professionals Group have been traded on The Nasdaq Stock Market under the symbol "PICM" since September 3, 1996. Prior to Professionals Group's formation, the stock traded under the name of PICOM Insurance Company on The Nasdaq Stock Market, which also used the symbol "PICM".

         The table below sets forth the high and low sale prices for the common stock, no par value per share, of Professionals Group on The Nasdaq Stock Market. In each case the quotations have been adjusted as if the ten percent stock dividend paid by Professionals Group on December 23, 1998 had occurred prior to such quarters. Although transactions in common stock, no par value per share, of Professionals Group have been, and are expected to continue to be, facilitated by market-makers, there can be no assurance that an established or liquid trading market will continue.

                                                                                           Common Stock
                                                                                           ------------
                                                                                        High           Low
                                                                                        ----           ---
1998
----
First Quarter..................................................................       $ 40.45        $ 35.23
Second Quarter.................................................................         38.64          30.23
Third Quarter..................................................................         34.55          21.93
Fourth Quarter.................................................................         35.25          22.73

1997
----
First Quarter..................................................................       $ 22.95        $ 18.18
Second Quarter.................................................................         26.82          20.00
Third Quarter..................................................................         36.36          24.55
Fourth Quarter.................................................................         40.45          29.77

         As of March 15, 1999 there were 4,906 registered holders of shares of common stock, no par value per share, of Professionals Group.

         The holders of common stock, no par value per share, of Professionals Group are entitled to receive such dividends as may be declared from time to time by the Board of Directors of Professionals Group out of funds legally available therefor. Professionals Group is not expected to declare cash dividends on its common stock for the foreseeable future, as it is expected that earnings of Professionals Group and its subsidiaries will be retained and used for operations. Any future dividends will depend upon, among other things, future financial results and requirements and contractual restrictions applicable to Professionals Group or its subsidiaries, including a covenant related to Professionals Group's bank term loan which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Professionals Group declared a 10% stock dividend on December 5, 1998 which was paid on December 23, 1998 to stockholders of record as of December 7, 1998.

         The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly ProNational). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions that generally limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. (See "Item 1. Business - Regulation - Restrictions on Dividends.") As of January 1, 1999, approximately $19.4 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1998, 1997 and 1996, Professionals Group's insurance subsidiaries paid cash dividends aggregating $12.3 million, $4.7 million and $3.5 million, respectively, to Professionals Group. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also Note 12 to the Company's consolidated financial statements).

Item 6.  Selected Financial Data

         The following selected financial data are derived from the Company's consolidated financial statements, except for selected statutory data, which are presented in accordance with statutory accounting practices. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. As a result of the "pooling of interests" business combination with PPTF, all prior period financial data has been restated to reflect the combined operations of Professionals Group and PPTF (See also Note 1 to the Company's consolidated financial statements.). (All such information is in thousands, except per share data.)

                                                                           Years Ended December 31,
                                                      -----------------------------------------------------------
                                                           1998         1997        1996        1995         1994
                                                           ----         ----        ----        ----         ----
Income Statement Data(1):
Gross premiums written                                $ 162,529    $ 181,170   $ 154,739   $ 171,413    $ 154,417
Net premiums written                                    143,922      163,014     124,183     155,658      148,081
Net premiums earned                                     153,449      132,026     125,406     156,191      147,793
Net investment income                                    38,443       39,521      39,051      37,779       33,397
Total revenues and other income                         203,669      181,542     170,106     199,352      187,883
Losses and loss adjustment expenses(2)(4)               171,040      124,234     124,761     156,154      156,880
Total expenses                                          213,032      151,273     144,043     173,774      173,694

Income (loss) before cumulative effect of change in
 accounting method                                       (3,231)      22,428      18,961      18,902       11,533
Cumulative effect of change in accounting
 method(2)                                                   --           --          --      (8,125)          --
                                                      ---------    ---------   ---------   ---------    ---------
Net income (loss)                                     ($  3,231)   $  22,428   $  18,961   $  10,777    $  11,533
                                                      =========    =========   =========   =========    =========

Weighted average shares outstanding(3)                    8,369        8,353       8,334       8,280        8,404
                                                      =========    =========   =========   =========    =========
Weighted average shares outstanding -
 assuming dilution(3)                                     8,369        8,355       8,334       8,280        8,404
                                                      =========    =========   =========   =========    =========

Earnings per share(3):
  Income (loss) before cumulative effect of change in
   accounting method                                    ($ 0.39)   $    2.68   $    2.28   $    2.28    $    1.37
  Cumulative effect of change in accounting
   method(2)                                                 --           --          --       (0.98)          --
                                                      ---------    ---------   ---------   ---------    ---------
  Net income (loss) per common share                    ($ 0.39)   $    2.68   $    2.28   $    1.30    $    1.37
                                                      =========    =========   =========   =========    =========

  Net income (loss) per common share -
   assuming dilution                                    ($ 0.39)      $ 2.68   $    2.28   $    1.30    $    1.37
                                                      =========    =========   =========   =========    =========

Cash dividends declared per share                     $      --    $      --   $      --    $     --    $      --
                                                      =========    =========   =========    ========    =========


                                                                           As of December 31,
                                                      -----------------------------------------------------------
                                                           1998         1997        1996        1995         1994
                                                           ----         ----        ----        ----         ----
Balance Sheet Data:
  Total investments                                   $ 691,033    $ 678,642   $ 644,992   $ 664,656    $ 567,264
  Total assets                                          889,211      847,990     774,904     768,828      696,975
  Loss and loss adjustment expense reserves(2)          540,583      489,207     501,512     501,690      465,571
  Reserve for extended reporting period claims           26,674       25,628      23,420      22,017       19,927
  Unearned premiums                                      48,201       56,047      21,945      23,122       24,557
  Long-term debt                                         20,000       22,500          --          --           --
  Stockholders' equity                                  222,097      219,880     190,157     180,327      142,052
  Book value per common share(3)                          26.49        26.32       22.76       21.78        16.90


                                                                          Years Ended December 31,
                                                      -----------------------------------------------------------
                                                           1998         1997        1996        1995         1994
                                                           ----         ----        ----        ----         ----
Selected Statutory Data:
  Loss ratio(4)                                          119.1%        95.8%       99.9%      101.8%       106.2%
  Expense ratio(1)                                        24.6%        14.6%       12.0%        9.9%         9.3%
                                                      ---------    ---------   ---------   ---------    ---------
  Combined ratio                                         143.7%       110.4%      111.9%      111.7%       115.5%
                                                      =========    =========   =========   =========    =========

  Statutory surplus                                   $ 193,894    $ 221,487   $ 185,648   $ 159,376    $ 133,489
  Net premiums written to statutory surplus                .74x         .74x        .67x        .98x        1.11x
Selected GAAP Data:
  GAAP combined ratio(4)                                 137.1%       113.7%      114.9%      111.3%       117.5%
                                                      =========    =========   =========   =========    =========

--------------------------------


(1) Effective January 1, 1995, the Company began writing a book of business previously written by an Illinois insurance company. Effective July 1, 1997, the Company began assuming 40% of the net premiums of Michigan Educational Employees Mutual

         Insurance Company, a Michigan mutual
         insurance company ("MEEMIC"). The business assumed from MEEMIC has increased the expense ratio because of the higher ceding commission associated with this personal lines business.
(2) The Company discounted loss and loss adjustment expense reserves through 1994. Effective January 1, 1995, the Company eliminated its practice of discounting loss and loss adjustment expense reserves for GAAP reporting purposes, which was treated as a change in accounting method.
(3) Weighted average shares outstanding are in thousands. Prior period amounts have been restated for the effects of 10% stock dividends on December 23, 1998, December 16, 1996 and December 1, 1994, respectively.
(4) In 1995 the Company reduced its estimated liability for loss and loss adjustment expense reserves by $12.3 million for redundancies. In 1998 the Company increased its estimated liability for loss and loss adjustment expense reserves by $25.6 million to reflect actuarial estimates and the application of the Company's reserving practices to its Florida book of business. The ratio includes the increase in reserve for extended reporting period claims.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (e.g., see the disclosures under "Item 1. Business -- Forward Looking Statements").

Financial Condition:

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of this business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF (see also Note 1 to the Company's consolidated financial statements.)

         The Company's total assets were $889.2 million and $848.0 million as of December 31, 1998 and 1997, respectively, an increase of $41.2 million, or 4.9%. The increase in total assets as of December 31, 1998 was due mainly to increases in invested assets and reinsurance balances, which was offset somewhat by a decrease in premiums due from policyholders. Reinsurance balances have increased mainly due to increased business in Ohio and Illinois which have higher limits, therefore, the reinsurance recoverables have increased as well. Premiums due from policyholders has decreased because during the last half of 1997, approximately half of the Company's Florida policyholders were issued policies with a one-time coverage term of eighteen months as part of a plan to stagger renewals more evenly throughout the year. Prior to 1997 all Florida policies were issued on a calendar year basis with all policies renewing January 1st of each year. The issuance of eighteen month policies in 1997 resulted in a one time increase in premiums written (and premiums due from policyholders) for 1997. An offsetting decrease in premiums written resulted in 1998 because these policies will not be renewed until 1999.

         As of December 31, 1998 and 1997, the Company had invested assets of $691.0 million and $678.6 million, respectively. This 1.8% increase in invested assets resulted mainly from a $6.7 million increase in unrealized gains on the investment portfolio and cash flows from operations. Invested assets represented approximately 78% and 80% of the Company's total assets as of December 31, 1998 and 1997, respectively.

         As of December 31, 1998 and 1997, the Company's investment portfolio was dominated by fixed maturity securities and primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks, and tax-exempt U.S. municipal bonds. As of December 31, 1998 and 1997, these fixed maturity securities aggregated $669.1 million and $603.4 million, respectively. Approximately $633.0 million of the fixed maturity portfolio was comprised of rated securities of which 99.9% were rated investment grade or better at December 31, 1998. Approximately 59.5% of the non-rated fixed maturity portfolio was comprised of the surplus note investment in MEEMIC. (See "Liquidity and Capital Resources.")

         The following table provides a profile of the Company's fixed maturity portfolio by rating as of December 31, 1998:

                                                     Fair Value (As Reflected                       Percent of
S&P/Moody's Rating                                       on Balance Sheet                           Portfolio
------------------                                       ----------------                           ---------
                                                      (Amounts in thousands)
AAA/Aaa (including U.S. Governments of
$77,234)                                                                $ 363,407                     54.3%

AA/Aa                                                                     142,491                     21.3%

A/A                                                                       117,169                     17.5%

BBB/Baa                                                                     9,101                      1.4%

Not rated                                                                  36,130                      5.4%

All other                                                                     820                      0.1%
                                                                        ---------                   -------

   Total                                                                $ 669,118                    100.0%
                                                                        =========                   =======


         All fixed maturity securities are classified as available-for-sale and are carried at fair value as of December 31, 1998 and 1997. As a result, the Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 1998 and 1997, the fixed maturity portfolio had net unrealized gains of approximately $22.3 million and $14.2 million, respectively. The increase in net unrealized gains was due to lower interest rates at year-end 1998 compared to year-end 1997. As of December 31, 1998, the fixed maturity portfolio had a weighted average modified duration of approximately 5.0 years. A one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately 5.0 percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately 5.0 percent.

         As of December 31, 1998 and 1997, equity securities totaled $3.9 million and $28.4 million, respectively, and primarily consisted of high-quality U.S. corporate common stocks as well as common stock held in Physicians Insurance Company of Wisconsin, Inc., an unrelated stock insurance company providing professional liability insurance to health care providers primarily in Wisconsin. The U.S. corporate common stock portfolio was reduced in 1998, at a net gain of approximately $3.4 million, due to the Company's desire to maximize after tax investment yield in 1998 and future years. As of December 31, 1998 and 1997, equity securities had net unrealized gains (losses) of ($0.1 million) and $1.2 million, respectively.

         Loss and loss adjustment expense reserves represented approximately 81% and 78% of the Company's consolidated liabilities at December 31, 1998 and 1997, respectively. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties. The Company's carried reserves have been established within the range of acceptable values periodically estimated by the Company's consulting actuary and are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

         Loss and loss adjustment expense reserves increased by $51.4 million, or 10.5%, to $540.6 million at December 31, 1998 from $489.2 million at December 31, 1997. This increase was mainly due to increased business in Ohio and Illinois, as well as a $25.6 million increase in loss reserves to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business it acquired from PPTF. There has also been an $8.2 million increase in the reserves assumed from MEEMIC to $14.0 million at December 31, 1998, from $5.8 million at December 31, 1997 as the business assumed from MEEMIC continues to increase.

         Unearned premiums decreased by $7.8 million, or 14.0%, to $48.2 million at December 31, 1998 from $56.0 million at December 31, 1997. This decrease was mainly due to the run-off of Florida policies issued in the last half of 1997 that had a term of eighteen months to convert policy renewal dates from a common renewal date of January 1st (as discussed previously).

         Shareholders' equity increased by 1.0% to $222.1 million at December 31, 1998, compared to $219.9 million at December 31, 1997. The increase in shareholders' equity was due to a net loss of $3.2 million, primarily as a result of a loss reserve charge and merger expenses (see "Results of Operations -- Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.") This decrease was offset by an increase in accumulated other comprehensive income, consisting of unrealized gains on the investment portfolio of $4.4 million and other increases in shareholders' equity of $1.0 million during the year ended December 31, 1998. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations -- Year Ended December 31, 1998 Compared to Year Ended December 31, 1997:

         Total net premiums written were $143.9 million for the year ended December 31, 1998, a decrease of $19.1 million, or 11.7%, compared to net premiums written of $163.0 million for the year ended December 31, 1997. This decrease was mainly due to the Florida policies issued in the last half of 1997 that had a term of eighteen months to convert policy renewal dates from a common renewal date of January 1st (as discussed previously). This decrease was offset somewhat by an increase in assumed reinsurance premiums from MEEMIC.

         Total net premiums earned were $153.4 million for 1998, an increase of $21.4 million, or 16.2%, compared to net premiums earned of $132.0 million for 1997. Professional liability related net premiums earned were $110.7 million in 1998, a decrease of $1.1 million, or 1.0%, compared to professional liability net premiums earned of $111.9 million in 1997. The decrease in professional liability net premiums earned was primarily due to lower premiums earned in Michigan and Florida resulting from price-based competition. This decrease in professional liability net premiums earned was offset somewhat by increased business in Illinois and Ohio, expansion of business into Pennsylvania and an increase in the Company's net retention from $250,000 to $500,000, effective January 1, 1998. The earned reinsurance premiums assumed from MEEMIC were $42.7 million in 1998, an increase of $22.6 million, or 112.2%, compared to net premiums earned of $20.1 million in 1997 (the MEEMIC reinsurance agreement was not in force during the first six months of 1997.)

         During 1998 and 1997, the Company continued to balance its need for rate adjustments with the goal of maintaining medical malpractice market share in very competitive environments in Florida, Michigan, Illinois, Indiana, Ohio and Pennsylvania. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

         Net investment income, excluding net realized investment gains, was $38.4 million for 1998, a decrease of $1.1 million, or 2.7%, compared to net investment income of $39.5 million for 1997. The decrease in net investment income mainly resulted from a reduction in current yield because of declining interest rates (e.g., as investments mature, the cash generated is reinvested in lower yielding securities because of the declining interest rate environment). The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.9% and 7.1% as of December 31, 1998 and 1997, respectively. Net realized investment gains were $4.8 million and $3.9 million during 1998 and 1997, respectively.

         Reinsurance experience refunds were $3.1 million and $4.2 million in 1998 and 1997, respectively. Through 1995, reinsurance agreements on the Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if they exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were recognized by the Company when losses developed favorably. During 1998, reinsurance contracts covering claims prior to 1991 were commuted. Therefore, any deferred reinsurance profits from these contracts were recognized in 1998. Reinsurance experience refunds subsequent to 1998 are not expected to be material.

         Total incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $172.1 million in 1998, an increase of $45.7 million, or 36.1%, compared to $126.4 million in 1997. The increase was primarily due to a $25.6 million increase to loss reserves to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business as well as a $9.5 million excess limits verdict on one Florida claim. Excluding these charges, as a percentage of premiums earned, the total incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) improved to 88.1% in 1998, compared to 95.8% in 1997. This decrease arose from both the professional liability and MEEMIC books of business, as further discussed below.

         Excluding the charges mentioned above, professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) for 1998 totaled $109.0 million, a decrease of $4.4 million, or 3.9%, compared to professional liability insurance incurred losses and loss adjustment expenses of $113.3 million for 1997. Excluding the charges mentioned above, as a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) improved to 96.7% in 1998, compared to 101.3% in 1997. The decrease in the professional liability loss and loss adjustment expense ratio was mainly attributable to favorable development of prior years' loss reserves related to the Company's book of business in the Midwest.

         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $28.0 million for 1998, an increase of $14.9 million, or 114.1%, compared to $13.1 million for 1997 (the MEEMIC reinsurance agreement was not in force during the first six months of 1997). As a percentage of premiums earned, the personal liability insurance generated an incurred loss and loss adjustment expense ratio of 65.6% and 65.0% in 1998 and 1997, respectively. The Company believes that the personal liability insurance produced a low loss ratio primarily due to less severe weather-related incidents in Michigan during both 1998 and 1997.

         Policy acquisition and underwriting expenses were $38.2 million in 1998, an increase of $14.5 million, or 61.1%, compared to policy acquisition and underwriting expenses of $23.7 million in 1997. As a percentage of premiums earned, the underwriting expense ratio increased to 24.9% during 1998, from 18.0% during 1997. Underwriting expenses for 1998 included a third quarter pretax charge of $2.3 million related to expenses associated with the closing of the PPTF merger and an additional $1.0 million of merger-related expenses incurred prior to the third quarter of 1998. Underwriting expenses also increased due to $13.0 million of ceding commission attributable to the MEEMIC reinsurance agreement compared to $6.6 million for 1997 (the MEEMIC reinsurance agreement was not in force during the first six months of 1997). Underwriting expenses during 1998 also included $1.2 million of additional compensation expense recognized on stock grants issued to directors and management of PPTF, as contemplated by the merger agreement. In addition, 1997 expenses were offset by a one-time premium tax refund which reduced 1997 underwriting expenses by $2.6 million. Interest expense was $1.3 million and $1.1 million during 1998 and 1997, respectively. See "Liquidity and Capital Resources."

         Due to the pretax loss reported in 1998, the Company recorded a $6.1 million tax benefit compared to $7.8 million in federal income tax expense in 1997. The Company's effective federal income tax (benefit) rate was (65.5%) in 1998 compared to 25.9% in 1997. The large amount of tax exempt income in relation to the small pretax loss has caused the unusually high effective tax (benefit) rate in 1998.

        The net loss for 1998 was $3.2 million (primarily due to the loss reserve charge and excess limits verdict mentioned previously), or $0.39 per share (assuming dilution), on revenues of $203.7 million. This compares to net income of $22.4 million, or $2.68 per share (assuming dilution), on revenues of $181.5 million in 1997.

Results of Operations -- Year Ended December 31, 1997 Compared to Year Ended December 31, 1996:

         Total net premiums written were $163.0 million for the year ended December 31, 1997, an increase of $38.8 million, or 31.3%, compared to net premiums written of $124.2 million for the year ended December 31, 1996. The increase was mainly due to the Florida policies issued in the last half of 1997 that had a term of eighteen months to convert policy renewal dates from a common renewal date of January 1st (as discussed previously) as well as an increase in reinsurance premiums assumed from MEEMIC.

         Total net premiums earned were $132.0 million for 1997, an increase of $6.6 million, or 5.3%, compared to net premiums earned of $125.4 million for 1996. Professional liability related net premiums earned were $111.9 million in 1997, a decrease of $13.5 million, or 10.8%, compared to professional liability net premiums earned of $125.4 million in 1996. The decrease in professional liability net premiums earned was primarily due to lower premiums earned in Florida, Michigan and Illinois resulting from price-based competition. The earned reinsurance premiums assumed from MEEMIC were $20.1 million in 1997 (the MEEMIC reinsurance agreement was not in force during 1996.)

         Net investment income, excluding net realized investment gains, was $39.5 million for 1997, an increase of $0.4 million, or 1.2%, compared to net investment income of $39.1 million for 1996. The increase in net investment income mainly resulted from an increase in average invested assets associated with bank borrowings received that were used to fund the Company's purchase of a $21.5 million surplus note from MEEMIC (see "Liquidity and Capital Resources") and positive cash flows from operations. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.1% and 6.9% as of December 31, 1997 and 1996, respectively. Net realized investment gains were $3.9 million and $1.5 million during 1997 and 1996, respectively.

         Reinsurance experience refunds were $4.2 million and $3.3 million in 1997 and 1996, respectively. Through 1995, reinsurance agreements on the Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if they exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were recognized by the Company when losses developed favorably. Claims experience under these reinsurance arrangements have been lower than projected, resulting in reinsurance experience refunds to the Company.

         Total incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $126.4 million in 1997, an increase of $0.3 million, or less than 1%, compared to $126.1 million in 1996. As a percentage of premiums earned, the total incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) improved to 95.8% in 1997, compared to 100.6% in 1996. This decrease arose mainly from the MEEMIC book of business and was offset somewhat by the professional liability book of business, as further discussed below.

         Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) for 1997 totaled $113.3 million, a decrease of $12.8 million, or 10.1%, compared to professional liability insurance incurred losses and loss adjustment expenses of $126.1 million for 1996. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased slightly to 101.3% in 1997, compared to 100.6% in 1996. The Company has continued to employ more selective underwriting practices during this time of highly competitive market conditions. Accordingly, the professional liability incurred loss and loss adjustment expense ratio has remained relatively stable. There can be no assurances, however, that these selective underwriting practices will be successful in the long run.

         Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $13.1 million for 1997 (the MEEMIC reinsurance agreement was not in force during 1996). As a percentage of premiums earned, the personal liability insurance generated an incurred loss and loss adjustment expense ratio of 65.0% in 1997. The Company believes that the personal liability insurance produced a low loss ratio primarily due to less severe weather-related incidents in Michigan during 1997.

         Policy acquisition and underwriting expenses were $23.7 million in 1997, an increase of $5.8 million, or 32.7%, compared to policy acquisition and underwriting expenses of $17.9 million in 1996. As a percentage of premiums earned, the underwriting expense ratio increased to 18.0% during 1997, from 14.3% during 1996. The increase in expenses was mainly due to $2.6 million of non-recurring legal, accounting, investment banker and related expenses associated with the Company's merger and acquisition activities, and $6.6 million of ceding commission attributable to the MEEMIC reinsurance agreement (the MEEMIC reinsurance agreement was not in force during 1996). In addition, 1997 expenses were offset by a one-time premium tax refund which reduced 1997 underwriting expenses by $2.6 million as well as $0.8 million in reinsurance ceding commissions (no ceding commissions were received in 1996). Interest expense of $1.1 million during 1997 resulted from the Company's bank borrowings of $22.5 million in April 1997. See "Liquidity and Capital Resources."

         The Company recorded $7.8 million in federal income tax expense in 1997 compared to $7.1 million in 1996. The Company's effective federal income tax rate was 25.9% in 1997 compared to 27.2% in 1996. The decrease in the effective income tax rate is due mainly to increased holdings in tax exempt municipal bonds in 1997 compared to 1996 which was offset somewhat by certain merger and acquisition expenses which are not deductible for federal income tax purposes.

         Net income for 1997 was $22.4 million, or $2.68 per share (assuming dilution), on revenues of $181.5 million. This compares to net income of $19.0 million, or $2.28 per share (assuming dilution), on revenues of $170.1 million in 1996. The increased 1997 earnings were attributable to the factors described above.

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

         The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are generally made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in 1998, 1997 or 1996, other than as described in the following paragraph. In 1997, the Company used a portion of its cash flow from operations to fund its purchase of a new home office facility, including furniture and equipment, for $7.1 million. As of December 31, 1998, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

         On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (5.87% at December 31, 1998), and payable quarterly (the "Credit Agreement"). The remaining principal payments are due on April 30 of each year as follows: 1999 - $2,500,000; 2000 - $3,000,000; 2001 -
$3,000,000; 2002 - $3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000. The
principal payment of $2.5 million due on April 30, 1998 was paid timely. Professionals Group used $20.0 million of the proceeds of this loan to make a capital contribution to ProNational, which in turn, used the proceeds to purchase a $21.5 million Surplus Note from MEEMIC.

         The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated stockholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined in the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants as of December 31, 1998.

         The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly ProNational). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions. Generally, these restrictions limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. As of January 1, 1999, approximately $19.4 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1998, 1997 and 1996, Professionals Group's insurance subsidiaries paid cash dividends aggregating $12.3 million, $4.7 million and $3.5 million, respectively, to Professionals Group. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also Note 12 to the Company's consolidated financial statements).

         On April 4, 1997, the Company completed certain transactions with MEEMIC involving the Company's purchase of a twelve-year, $21.5 million surplus note from MEEMIC, bearing interest at 8.5% per annum (the "MEEMIC Surplus Note") and its reinsuring, on a quota-share basis, 40% of MEEMIC's net premiums beginning July 1, 1997. In connection with these transactions (i) the Company agreed to provide MEEMIC with information systems services and certain consulting services under a management services agreement for a base fee of $2.0 million (which increases by 5% each year); (ii) Professionals Group nominees were elected to all positions on the Board of Directors of MEEMIC; and (iii) the Company agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"), the exclusive distributor of MEEMIC insurance products.

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

         The Company assisted MEEMIC in MEEMIC's acquisition of the net assets of MEIA for the reasons that follow: The Company believes that by virtue of such acquisition, MEEMIC acquired greater control over the distribution and pricing of its insurance products. The Company anticipates that such control will enable MEEMIC to increase the volume of its insurance business. Given the terms of the Company's reinsurance agreement with MEEMIC, an increase in the volume of MEEMIC's insurance business will increase the amounts of insurance and insurance premiums ceded to ProNational.

         On November 2, 1998, MEEMIC, through the newly formed MEEMIC Holdings, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of registering shares of its common stock to be issued in connection with the proposed demutualization of MEEMIC. Subject to the approval of the policyholders of MEEMIC, MEEMIC would convert to a stock insurance company and a wholly owned subsidiary of MEEMIC Holdings, Inc., using a subscription rights method of demutualization. MEEMIC's plan of demutualization contemplates the conversion of the $21.5 million Surplus Note of MEEMIC owned by Professionals Group into shares of MEEMIC Holdings, Inc. and the purchase by Professionals Group, as the standby purchaser, of any unexercised subscription rights. After the completion of MEEMIC's plan of demutualization, Professionals Group expects to own at least 51% of the stock of MEEMIC Holdings, Inc. The registration statement of MEEMIC Holdings, Inc. (registration statement no. 333-66671) should be consulted for a description of the proposed demutualization and the expected role of Professionals Group.

         On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement (see also Note 1 to the Company's consolidated financial statements.)

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

Reinsurance:

         In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results, provide additional capacity for growth and protect stockholders' equity by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. At the present time, the Company has excess of loss and stop loss reinsurance and errors and omissions insurance. Although reinsurance agreements contractually obligate the Company's reinsurers to reimburse the Company for their proportionate share of losses, they do not discharge the primary liability of the Company. The

Company is contingently liable for the ceded amount of reserves for unpaid losses and loss adjustment expenses and unearned premiums in the event the assuming insurance organizations are unable to meet their contractual obligations. See "Item 1. Business--Reinsurance."

         The following table provides certain information for the year ended December 31, 1998, with respect to the Company's reinsurers (see also Note 5 to the consolidated financial statements for amounts recoverable from the Company's reinsurers):

                                                              Reinsurance Premium
Reinsurer                                                            Ceded                      A.M. Best Rating
---------                                                     -------------------               ----------------

                                                            (Amounts in thousands)
General Reinsurance Corporation                                    $  4,025                            A++

TIG Reinsurance Company                                               2,859                            A

PMA Reinsurance Corporation                                           2,116                            A+

Scandinavian Reinsurance Company                                      2,000                            A

Continental Casualty Company                                          1,970                            A

Constitution Reinsurance Corporation                                  1,365                            A+

Transatlantic Reinsurance Company                                       962                            A++

Odyssey Reinsurance Corporation                                         962                            A-

Other                                                                 2,348                            --
                                                                      -----

                                                                   $ 18,607
                                                                   ========

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

         Effective July 1, 1997, ProNational began assuming, on a quota-share basis, 40% of the net personal automobile and homeowners insurance risks of MEEMIC. The assumed premiums earned were $42.7 million and $20.1 million and the assumed losses and loss adjustment expenses incurred in connection with the MEEMIC reinsurance agreement were $28.0 million and $13.1 million, respectively, for the years ended December 31, 1998 and 1997.

         The Company also assumes a small amount of lawyers professional liability, worker's compensation and accident and health insurance from other insurance companies. This assumed business is not significant to the Company's overall assumed reinsurance program.

Regulation:

         Certain regulations that affect the Company's insurance subsidiaries are promulgated by the NAIC, which is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based capital requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, regulatory compliance is determined by a ratio of an insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, as defined by the NAIC. Companies below specific ratios are classified within certain levels, each of which requires specific corrective action. As of December 31, 1998, 1997 and 1996, ProNational and ProNational Casualty were in compliance with such ratios and were not required to take any corrective action. See "Item 1. Business--Regulation."

         The NAIC has codified statutory accounting practices (the "Codification") that provide for state insurance commissioner discretion in the determination of appropriate statutory accounting for insurers. The NAIC has established an effective date of January 1, 2001 for the Codification. Actual implementation of the Codification will be determined by an insurer's state of domicile.

         Many issues remain to be resolved during the implementation phase; however, its completion will likely change the definitions of what comprised prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. Currently, permitted statutory accounting practices encompass all accounting practices not so prescribed and differ from state to state, may differ from company to company within a state and may change in the future. Management has not determined the effects, if any, of applying Codification to its insurance subsidiaries' statutory carrying value of assets and liabilities. See "Item 1. Business-- Regulation."

Effects of New Accounting Pronouncements:

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's results of operations or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         The Company also adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in 1998. This standard required that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has made all required disclosures due to the adoption of SFAS No. 131.

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

         Both internal and external resources will be utilized in the Company's efforts to become Year 2000-compliant. During 1998 and 1997, approximately $160,000 and $150,000, respectively, of costs were incurred by the Company in connection with its efforts to become Year 2000-compliant. The total costs of the Company's efforts to become Year 2000-compliant are not expected to exceed $500,000. All of such costs have been, and will continue to be, expensed as incurred.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

General:

         The Company invests in fixed maturity, equity and short-term securities. The Company's investment strategy recognizes the need to maintain capital adequate to support its insurance operations. The Company evaluates the risk/reward trade-off of investment opportunities, measuring their effects on yield, stability, diversity, overall quality and liquidity of the investment portfolio.

         As of December 31, 1998, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds (see also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition").

Qualitative Information About Market Risk:

         Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by managing duration to a defined range of
3.5 to 5.5 years. The distribution of maturities and sector concentrations are monitored on a regular basis. Equity securities (common stocks), which generally have greater risk and volatility of market value are not significant to the Company's overall investment portfolio, therefore, exposure to equity price risk is not significant. However, market values of equity securities are monitored regularly.

         The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value.

         The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

Financial instruments subject to interest rate risk as of December 31, 1998 were as follows:

                                                                      Market Value (in thousands)
                                                     ---------------------------------------------------------------

                                                       -200 bps      -100 bps                 +100 bps    +200 bps
                                                        Change        Change       Actual      Change      Change
                                                     ---------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies                 $   86,790    $  81,776   $  77,234   $  73,087    $  69,205
Debt securities issued by states of the United
  States and political subdivisions of the states         334,655      316,794     299,342     282,159      265,333
Corporate debt securities                                 150,453      141,675     133,519     126,228      118,778
Mortgage-backed securities                                110,475      108,531     103,851     101,183       96,424
Asset-backed securities                                    42,047       40,545      38,716      36,823       35,198
Redeemable preferred stocks                                16,803       16,652      16,456      16,200       15,749
Short-term investments                                     17,593       17,593      17,593      17,593       17,593
                                                     ---------------------------------------------------------------
                                                       $  758,816    $ 723,566   $ 686,711   $ 653,273    $ 618,280
                                                     ===============================================================

         The Company does not invest in fixed maturity securities for trading purposes. Exposure to risk is represented in terms of changes in fair value due to selected hypothetical movements in market rates. Bonds and preferred stocks are individually priced to yield to the worst case scenario. Securities issued by states of the United States and political subdivisions of the states are assumed to hold their prepayment patterns. Mortgage-backed and asset-backed securities are priced assuming deal specific prepayment scenarios, considering the deal structure, prepayment penalties, yield maintenance agreements and the underlying collateral. All of the preferred stocks have mechanisms that are expected to provide an opportunity to liquidate at par.

Financial instruments subject to equity market risk as of December 31, 1998 were as follows:

                                                                       Actual             Hypothetical Market
                                                                       Market                   Changes
                                                                        Value             --------------------------
                                                                                          +10%           -10%
                                                                  --------------------------------------------------
Common stocks (in thousands)                                             $3,901           $4,291         $ 3,511
                                                                  ==================================================


         The table above summarizes the Company's equity price risk as of December 31, 1998 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of December 31, 1998. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

         The Company generally does not invest in equity securities for trading purposes. As of December 31, 1998, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

Item 8.  Financial Statements and Supplementary Data

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
          (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997



                                                               1998         1997
                                                               ----         ----
                                                                    (AS RESTATED, NOTE 1)
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                         ASSETS

Investments (note 4):
  Available for sale, at fair value:
    Fixed maturities (amortized cost $646,864 and
      $589,200 in 1998 and 1997, respectively).............. $669,118       603,423
    Equity securities (cost $4,035 and $27,254
      in 1998 and 1997, respectively).......................    3,901        28,440
  Short-term investments, at cost, which approximates
      fair value............................................   17,593        46,337
  Real estate, at cost, net of accumulated depreciation
      of $111 and $90 in 1998 and 1997, respectively........      421           442
                                                             --------       -------
          Total investments.................................  691,033       678,642

Cash........................................................      379         2,636
Restricted cash (note 3)....................................    2,070         2,070
Premiums due from policyholders.............................   27,580        37,360
Reinsurance balances (note 5)...............................  106,692        75,326
Accrued investment income...................................   10,743         9,521
Deferred Federal income taxes (note 6)......................   24,501        21,448
Property and equipment, at cost, net of
  accumulated depreciation (note 7).........................    9,117         9,835
Deferred policy acquisition costs (note 8)..................    1,500         1,376
Prepaid reinsurance premiums (note 5).......................    4,917         3,236
Other assets................................................   10,679         6,540
                                                             --------       -------
          Total assets...................................... $889,211       847,990
                                                             ========       =======

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Loss and loss adjustment expense reserves (note 9)........ $540,583       489,207
  Reserve for extended reporting period claims..............   26,674        25,628
  Unearned premiums.........................................   48,201        56,047
  Long-term debt (note 10)..................................   20,000        22,500
  Surplus contributions (note 3)............................   10,094        10,094
  Accrued expenses and other liabilities....................   21,562        24,634
                                                             --------       -------
          Total liabilities.................................  667,114       628,110
                                                             --------       -------

Shareholders' equity (notes 12 and 14):
  Preferred stock, no par value; 5,000,000 shares
    authorized; no shares issued and outstanding............       --            --
  Common stock, no par value; 25,000,000 shares
    authorized; 8,383,924 and 7,593,275 shares issued
    and outstanding in 1998 and 1997, respectively..........    8,384         7,593
  Additional paid-in capital................................   33,982        10,482
  Retained earnings.........................................  165,132       191,635
  Accumulated other comprehensive income, net of
    deferred Federal income taxes...........................   14,599        10,170
                                                             --------       -------
          Total shareholders' equity........................  222,097       219,880
                                                             --------       -------
Commitments and contingencies (notes 5 and 18)

          Total liabilities and shareholders' equity........ $889,211       847,990
                                                             ========       =======

See accompanying notes to the consolidated financial statements.

                            PROFESSIONAL GROUP, INC.
                                AND SUBSIDIARIES
          (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                               1998       1997       1996
                                             --------    -------    -------
                                                         (as restated, note 1)
                                             (In thousands, except share data)


Revenues and other income:

  Premiums written, including $47,781 and
     $21,871 of premiums assumed in 1998
     and 1997, respectively (note 5)         $162,529    181,170    154,739

  Premiums ceded (note 5)                     (18,607)   (18,156)   (30,556)
                                             --------    -------    -------

     Net premiums written                     143,922    163,014    124,183

  Decrease (increase) in unearned premiums,
     net of prepaid reinsurance premiums        9,527    (30,988)     1,223
                                             --------    -------    -------

     Premiums earned, net                     153,449    132,026    125,406

  Net investment income (note 4)               38,443     39,521     39,051

  Net realized investment gains (note 4)        4,810      3,913      1,531

  Reinsurance experience refunds (note 3)       3,071      4,236      3,325

  Other                                         3,896      1,846        793
                                             --------    -------    -------

     Total revenues and other income          203,669    181,542    170,106
                                             --------    -------    -------

Expenses:

  Losses and loss adjustment expenses,
     net (notes 5 and 9)                      171,040    124,234    124,761

  Increase in reserve for extended
     reporting period claims                    1,046      2,208      1,403

  Policy acquisition and other
     underwriting expenses                     38,234     23,733     17,879

  Interest expense                              1,313      1,098         --

  Other                                         1,399         --         --
                                             --------    -------    -------

     Total expenses                           213,032    151,273    144,043
                                             --------    -------    -------

     Income (loss) from operations before
       Federal income taxes (benefit)          (9,363)    30,269     26,063

Federal income taxes (benefit)(note 6)         (6,132)     7,841      7,102
                                             --------     ------    -------

     Net income (loss)(note 14)              $ (3,231)    22,428     18,961
                                             ========    =======    =======

Net income (loss) per common share --
  basic                                      $  (0.39)      2.68       2.28
                                             ========    =======    =======

Net income (loss) per common share --
  assuming dilution                          $  (0.39)      2.68       2.28
                                             ========    =======    =======


See accompanying notes to the consolidated financial statements.

                            PROFESSIONAL GROUP, INC.
                                AND SUBSIDIARIES
          (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                Consolidated Statements of Comprehensive Income

                  Years ended December 31, 1998, 1997 and 1996



                                                                       1998         1997        1996
                                                                      -------      -------     -------
                                                                                 (AS RESTATED, NOTE 1)
                                                                                (IN THOUSANDS)

Net income (loss)                                                     $ (3,231)    22,428      18,961
                                                                      ---------   --------    --------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising during the period (net of income taxes of $3,917, $5,089 and $5,011
   in 1998, 1997 and 1996, respectively)                                 7,604      9,878      (9,727)
  Less reclassification adjustment for realized gains included in net income (loss)(net of income taxes of $1,635, $1,330 and
   $521 in 1998, 1997 and 1996, respectively)                           (3,175)    (2,583)     (1,010)
                                                                      ---------   --------    --------

         Other comprehensive income (loss)                               4,429      7,295     (10,737)
                                                                      ---------   --------    --------

         Comprehensive income                                         $  1,198     29,723       8,224
                                                                      =========   ========    ========

See accompanying notes to the consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
          (Formerly Professionals Insurance Company Management Group)

                Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1998, 1997 and 1996



                                          Common Stock
                               -----------------------------------
                                          Shares                      Additional
                               -----------------------                 Paid-In
                                 Issued     In Treasury     Amount     Capital
                               ----------   -----------     ------    ---------

Balances, December 31, 1995
  as previously reported        3,238,959      123,244      $3,239        8,417

Cumulative effect of pooling
  of interests business
  combination (note 1)          4,087,525           --       4,087       (4,087)
                               ----------      -------      ------    ---------

Balances, December 31, 1995
  as restated (note 1)          7,326,484      123,244       7,326        4,330

Net income                            --            --          --           --

Issuance of common stock
  (note 1)                             1            --          --           --

Issuance of treasury shares
  as stock bonus (note 12)            --       (28,430)         --          207

Issuance of treasury shares
  in purchase of subsidiary
  (note 12)                           --       (44,000)         --          178

Retirement and cancellation
  of treasury shares
  (note 12)                       (50,814)     (50,814)        (51)        (823)

Issuance of 10% stock
  dividend                        317,604           --         318        6,590

Net depreciation on debt
  and equity securities                --           --          --           --
                               ----------      -------      ------    ---------

Balances, December 31, 1996     7,593,275           --       7,593       10,482

Net income                            --            --          --           --

Net appreciation on debt
  and equity securities               --            --          --           --
                               ----------      -------      ------    ---------

Balances, December 31, 1997     7,593,275           --       7,593       10,482

Net loss                               --           --          --           --

Issuance of common stock
  (note 1)                         30,594           --          31        1,126

Issuance of 10% stock
  dividend                        760,055           --         760       22,374

Net appreciation on debt and
  equity securities                    --           --          --           --

                               ----------      -------      ------    ---------

Balances, December 31, 1998     8,383,924           --      $8,384       33,982
                               ==========      =======      ======    =========


                                         Accumulated
                                            Other
                                        Comprehensive
                                         Income, Net    Cost of
                                         of Deferred     Common      Total
                              Retained     Federal      Stock in  Shareholders'
                              Earnings  Income Taxes    Treasury     Equity
                              --------  -------------   --------  -------------



Balances, December 31, 1995
  as previously reported       66,994          1,882     (2,121)       78,411

Cumulative effect of pooling
  of interests business
  combination (note 1)         90,186         11,730         --       101,916
                              -------        -------     ------       -------

Balances, December 31, 1995
  as restated (note 1)        157,180         13,612     (2,121)      180,327

Net income                     18,961             --         --        18,961

Issuance of common stock
  (note 1)                         --             --         --            --

Issuance of treasury shares
  as stock bonus (note 12)         --                       490           697

Issuance of treasury shares
  in purchase of subsidiary
  (note 12)                        --             --        757           935

Retirement and cancellation
  of treasury shares
  (note 12)                        --             --        874            --

Issuance of 10% stock
  dividend                     (6,934)            --         --           (26)

Net depreciation on debt
  and equity securities            --        (10,737)        --       (10,737)
                              -------        -------     ------       -------


Balances, December 31, 1996   169,207          2,875         --       190,157

Net income                     22,428             --         --        22,428

Net appreciation on debt and
  equity securities                --          7,295         --         7,295
                              -------        -------     ------       -------

Balances, December 31, 1997   191,635         10,170         --       219,880

Net loss                       (3,231)            --         --        (3,231)

Issuance of common stock
  (note 1)                         --             --         --         1,157

Issuance of 10% stock
  dividend                    (23,272)            --         --          (138)

Net appreciation on debt and
  equity securities                --          4,429         --         4,429
                              -------        -------     ------       -------

Balances, December 31, 1998   165,132         14,599         --       222,097
                              =======        =======     ======       =======


See accompanying notes to the consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
          (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                                            1998            1997         1996
                                                                                          -------         -------       -------
                                                                                                           (as restated, note 1)
                                                                                                        (In thousands)
Cash flows from operating activities:

  Net income (loss)                                                                       $  (3,231)       22,428         18,961
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                            4,311         3,470          2,877
     Realized gains on investments                                                           (4,810)       (3,913)        (1,531)
     Deferred Federal income taxes                                                           (5,335)        2,353          5,046
     Stock bonus                                                                                 --            --            697
     Common stock issued as compensation                                                      1,157            --             --
     Changes in assets and liabilities:
       Restricted cash                                                                           --           (66)        (2,004)
       Premiums due from policyholders                                                        9,780       (29,696)           913
       Reinsurance balances                                                                 (31,366)       (4,916)       (23,380)
       Accrued investment income                                                             (1,222)          333            291
       Prepaid reinsurance premiums                                                          (1,681)       (3,114)           (46)
       Deferred policy acquisition costs                                                       (124)         (378)            94
       Other assets                                                                          (4,818)       (1,318)        (1,247)
       Loss and loss adjustment expense reserves                                             51,376       (12,305)          (178)
       Reserve for extended reporting period claims                                           1,046         2,208          1,403
       Unearned premiums                                                                     (7,846)       34,102         (1,177)
       Accrued expenses and other liabilities                                                (7,730)       (2,388)         6,142
                                                                                           --------      --------       --------
          Net cash provided by (used in) operating activities                                  (493)        6,800          6,861
                                                                                           --------      --------       --------
Cash flows from investing activities:
  Proceeds from sale or maturity of short-term investments                                  602,999       581,257        468,056
  Purchases of short-term investments                                                      (573,550)     (613,658)      (446,517)
  Proceeds from maturity of securities available for sale                                    12,440        10,836         22,145
  Proceeds from sale of securities available for sale                                       201,311       269,399        251,183
  Purchases of securities available for sale                                               (240,420)     (268,070)      (291,443)
  Payable for securities                                                                         --            --         (3,205)
  Purchases of property and equipment                                                        (1,306)       (7,771)        (1,007)
  Payment on liability for purchased book of business                                          (600)         (754)          (894)
                                                                                            --------      --------       --------
          Net cash provided by (used in) investing activities                                   874       (28,761)        (1,682)
                                                                                            --------      --------       --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                       --        22,500             --
  Repayment of long-term debt                                                                (2,500)           --             --
  Book overdrafts                                                                                --            --         (4,335)
  Cash paid in lieu of fractual shares                                                         (138)           --            (26)
                                                                                           --------      --------       --------
          Net cash provided by (used in) financing activities                                (2,638)       22,500         (4,361)
                                                                                           --------      --------       --------
          Net increase (decrease) in cash                                                    (2,257)          539            818

Cash, beginning of year                                                                       2,636         2,097          1,279
                                                                                           --------      --------       --------
Cash, end of year                                                                         $     379         2,636          2,097
                                                                                           ========      ========       ========
Supplemental disclosure of cash flow information:
  Federal income taxes paid                                                               $   4,701         4,259          1,659
  Interest paid                                                                               1,384           730             --

Supplemental schedule of noncash investing and financing activities:
  Purchase of book of business:
     Intangible assets required                                                           $      --            --            400
     Amount due                                                                                  --            --           (400)
  Issuance of treasury shares as stock bonus (note 12)                                           --            --            697
  Issuance of treasury shares for acquired company (note 12)                                     --            --            935
  Issuance of common stock as compensation                                                    1,157            --             --
  Liability incurred in acquisition of subsidiary                                               313            --             --
                                                                                           ========      ========       ========


See accompanying notes to the consolidated financial statements

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(1)     FORMATION OF COMPANY AND DESCRIPTION OF BUSINESS

        GENERAL

        Professionals Group, Inc. (Professionals Group), formerly
        Professionals Insurance Company Management Group, is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of ProNational Insurance Company (ProNational), formerly known as PICOM Insurance Company, a stock insurance company incorporated under Michigan law. Professionals Group and subsidiaries are collectively referred to as "the Company." ProNational is a Michigan-domiciled property and casualty insurance company licensed in nineteen states which primarily provides professional liability insurance for physicians, surgeons, dentists, hospitals, and other health care providers and acts as a reinsurer to Michigan Educational Employees Mutual Insurance Company (MEEMIC) (see note 18).

        Effective August 31, 1996, and pursuant to a Reorganization Agreement dated May 13, 1996 (the Reorganization Agreement) and an Agreement and Plan of Merger dated May 13, 1996 (Plan of Merger) among Professionals Group, PICOM Interim Insurance Company (INSCO), a stock insurance company incorporated under Michigan law and a wholly-owned subsidiary of Professionals Group, and ProNational, Professionals Group acquired all of the outstanding capital stock of ProNational through the merger of INSCO with and into ProNational (the ProNational Merger). As a result of the Merger: (1) INSCO was merged into ProNational and INSCO ceased to exist; (2) ProNational, as the surviving corporation, became a wholly-owned subsidiary of Professionals Group; (3) each issued and outstanding share of common stock of ProNational (representing 3,188,145 shares) was converted into one share of common stock of Professionals Group and (4) all of the issued and outstanding shares of INSCO held by Professionals Group were converted into shares of common stock of ProNational.

        The ProNational Merger has been accounted for in a manner similar to a "pooling of interests" business combination, whereby Professionals Group has carried forward to its accounts the assets and liabilities of ProNational at their respective amounts as reported by ProNational.

        On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida (PPTF). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of this business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

        Following is a description of the most significant risks facing property/casualty insurers and how the Company mitigates those risks:

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


        LEGAL/REGULATORY RISK is the risk that the legal or regulatory environment in which an insurer operates will change and create additional costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the financial statements. The Company mitigates this risk through underwriting and loss adjusting practices which identify and minimize the adverse impact of this risk. Additionally, by writing business in multiple jurisdictions, the Company minimizes the effect that changes in a single jurisdiction could have on its operations.

        CREDIT RISK is the risk that issuers of securities owned by the Company will default or other parties, including reinsurers, which owe the Company money will not pay. Also, the Company writes a significant amount of business under which policyholders reimburse the Company for policy deductibles. The Company minimizes credit risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection practices and by providing for any amounts deemed uncollectible.

        INTEREST RATE RISK is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to approximately match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. At December 31, 1998, the estimated market value of the Company's fixed maturity portfolio was greater than its amortized cost (see note 4).

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

(2)     PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Professionals Group and the following wholly-owned subsidiaries:

        - ProNational, including ProNational's three wholly-owned subsidiaries, PICOM Claims Services Corporation-a provider of claims processing services to nonaffiliated professional liability companies; Physicians Protective Plan, Inc. - a Florida insurance agency; and ProNational Casualty Company (ProNational Casualty), an Illinois-domiciled property and casualty insurance company which provided professional liability insurance for physicians and surgeons in the State of Illinois through 1997.

        - MedAdvantage, Inc. - a provider of credentialing verification services for medical service providers.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

        - Professionals Group Services Corporation - a Michigan business corporation that administers certain benefit plans for ProNational employees.

        - PICOM Insurance Agency, Inc. - an inactive Michigan insurance agency.

        - American Insurance Management Corporation - an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange.

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

        (B)   INVESTMENTS

              Investment securities are classified upon acquisition into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities the Company has the positive intent and ability to hold until maturity. At December 31, 1998 and 1997, all of the Company's securities are classified as available for sale which are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

              Available-for-sale securities are recorded at fair value, whereas held-to-maturity securities are recorded at amortized cost. Unrealized gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and recorded as other comprehensive income. Transfers of securities between categories are recorded at fair value at the date of transfer.

              A decline in the fair value of an available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 1998, 1997 or 1996 were deemed to be temporary.

              Investments in preferred stock and common stock of nonaffiliates are stated at fair value. Fair values for all investments are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

              Short-term investments, which consist principally of commercial paper, money market funds and U.S. Government securities, are stated at cost, which approximates fair value.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as an adjustment to yield using the yield-to-maturity method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

        (C)   REVENUE RECOGNITION

              Insurance premium income is recognized on a monthly pro rata basis over the respective terms of the policies in force, and unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in force.

              Reinsurance arrangements are prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid.

              Through 1995, reinsurance agreements on the Company's Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if they exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were recognized by the Company when losses developed favorably. During 1998, 1991 and prior reinsurance contracts were commuted and deferred reinsurance profits thereon were recognized.

        (D)   LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

              Loss and loss adjustment expense reserves represent the accumulation of individual case estimates for reported losses and loss adjustment expenses, bulk adjustments to case estimates and actuarial estimates for incurred but not reported losses and loss adjustment expenses, based upon the Company's actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. Additionally, the Company provides for loss and loss adjustment expense reserves on assumed business based on information received from the ceding companies. The reserve for loss and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date.

        (E)   RESERVE FOR EXTENDED REPORTING PERIOD CLAIMS

              The reserve for extended reporting period claims coverage is recorded during the term of the original claims-made policy, utilizing the pure-premium approach, in amounts believed to be adequate to pay for estimated future claims reported subsequent to a current policyholder's death, disability or retirement. Changes in this reserve are charged or credited to income.

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

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              The cost and related accumulated depreciation of assets sold are removed from the related accounts and the resulting gain or loss is reflected in income.

        (G)   DEFERRED POLICY ACQUISITION COSTS

              Policy acquisition costs, specifically commissions, are deferred, subject to ultimate recoverability from future income, including investment income, and amortized to expense over the period in which related premiums are earned.

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

        (I)   INTANGIBLE ASSETS

              Intangible assets are comprised mainly of goodwill, which represents the excess of cost over the fair value of assets acquired, and the cost of a purchased book of business. Intangible assets are being amortized on a straight-line basis over ten years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1998.

        (J)   STOCK-BASED COMPENSATION

              As more fully described in note 13, the Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock.

        (K)   NET INCOME PER SHARE

              Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock grants) outstanding during each year after giving effect to stock dividends and treasury shares.

              A reconciliation of the numerators and denominators of the "income
              (loss) per share - basic" and "income (loss) per share - assuming dilution" is presented below:

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




                                                                   INCOME           SHARES         PER-SHARE
                                                                 (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                -------------   ---------------    ----------
              FOR THE YEAR ENDED DECEMBER 31, 1998

              Loss per share - basic                            $( 3,231,000)       8,368,753         $(0.39)
                                                                                                      ======

              Effect of dilutive securities - stock options
                 and stock grants                                         --               --
                                                                ------------       ----------

              Loss per share - assuming dilution                $ (3,231,000)       8,368,753         $(0.39)
                                                                ============       ==========         ======

              FOR THE YEAR ENDED DECEMBER 31, 1997

              Income per share - basic                          $ 22,428,000        8,353,330         $ 2.68
                                                                                                      ======

              Effect of dilutive securities - stock options               --            2,011
                                                                ------------       ----------

              Income per share - assuming dilution              $ 22,428,000        8,355,341         $ 2.68
                                                                ============       ==========         ======

              FOR THE YEAR ENDED DECEMBER 31, 1996

              Income per share - basic                          $ 18,961,000        8,334,278         $ 2.28
                                                                                                      ======

              Effect of dilutive securities - stock options               --               25
                                                               -------------       ----------

              Income per share - assuming dilution              $ 18,961,000        8,334,303         $ 2.28
                                                               =============       ==========         ======


        (L)   COMPREHENSIVE INCOME

              Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's results of operations or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of SFAS No. 130.

        (M)   RESTRICTED CASH

              Restricted cash is an amount required to be deposited in escrow for the appeal process of a specific case being litigated and decided upon in arbitration.

        (N)   SURPLUS CONTRIBUTIONS

              From 1984 through 1990, new Florida policyholders were required to make a contribution to surplus. The contributions were required during a high growth period in Florida and were intended to help maintain the Company's premium to surplus ratio. When the contribution was

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



              paid, a non-interest-bearing surplus note was issued. Under the terms of the note, repayment of principal and payment of any interest are at the discretion of the board of directors and upon prior approval of the Michigan Insurance Commissioner. The Company does not plan to refund surplus contributions at this time.

        (O)   RECLASSIFICATIONS

              Certain prior year amounts have been reclassified in order to conform with the current year presentation format.

(4)     INVESTMENTS

        A summary of amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities available for sale as of December 31, 1998 and 1997 follows:


                                                                                           1998
                                                                 ---------------------------------------------------------
                                                                                      GROSS UNREALIZED         ESTIMATED
                                                                    AMORTIZED      ------------------------       FAIR
                                                                     COST             GAINS        LOSSES        VALUE
                                                                 --------------    ------------   ---------    -----------
                                                                                       (IN THOUSANDS)
        Fixed maturities:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies                     $  73,529          3,705           --          77,234
          Debt securities issued by states of the United
             States and political subdivisions of the states            288,172         11,468          298         299,342
          Debt securities issued by foreign governments                   3,734            540           --           4,274
          Corporate debt securities                                     128,423          5,175           79         133,519
          Mortgage-backed securities:
             Government                                                  98,422          1,245           90          99,577
             Other                                                       38,779            342          405          38,716
          Redeemable preferred stocks                                    15,805            651           --          16,456
                                                                      ---------        -------         ----        --------

                                                                      $ 646,864         23,126          872         669,118
                                                                      =========        =======         ====        ========

        Equity securities                                             $   4,035            147          281           3,901
                                                                      =========        =======         ====        ========


                                                                                            1997
                                                                  ---------------------------------------------------------
                                                                                      GROSS UNREALIZED         ESTIMATED
                                                                    AMORTIZED      ------------------------       FAIR
                                                                     COST             GAINS        LOSSES        VALUE
                                                                 --------------    ------------   ---------    -----------
                                                                                       (IN THOUSANDS)
        Fixed maturities:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies                     $135,650            1,242          217        136,675
          Debt securities issued by states of the United
             States and political subdivisions of the states           187,793            8,063            1        195,855
          Debt securities issued by foreign governments                  3,734              776           --          4,510
          Corporate debt securities                                    128,845            3,234           86        131,993
          Mortgage-backed securities:
             Government                                                 87,964              653          179         88,438
             Other                                                      30,639              195            5         30,829
          Redeemable preferred stocks                                   14,575              548           --         15,123
                                                                      --------           ------       ------       --------

                                                                      $589,200           14,711          488        603,423
                                                                      ========           ======       ======       ========

        Equity securities                                             $ 27,254            2,616        1,430         28,440
                                                                      ========           ======       ======       ========

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



        The amortized cost and estimated fair value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                        ESTIMATED
                                                                                  AMORTIZED               FAIR
                                                                                    COST                  VALUE
                                                                              ------------------     ----------------
                                                                                          (IN THOUSANDS)

        Due in one year or less                                                     $   7,432                  7,519
        Due after one year through five years                                         140,699                144,759
        Due after five years through ten years                                        162,384                169,448
        Due after ten years                                                           183,343                192,643
                                                                                    ---------               --------
                                                                                      493,858                514,369

        Mortgage-backed securities:
            Government                                                                 98,422                 99,577
            Other                                                                      38,779                 38,716
        Redeemable preferred stocks                                                    15,805                 16,456
                                                                                    ---------               --------

                                                                                    $ 646,864                669,118
                                                                                    =========               ========

        Proceeds and related gross realized gains and gross realized losses on sales of fixed maturities and equity securities follow:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                         1998              1997               1996
                                                                    ----------------  ----------------   ----------------
                                                                                       (IN THOUSANDS)
        Proceeds                                                     $ 213,751            277,610             271,961
                                                                     =========           ========           =========

        Gross realized gains                                         $   5,906              5,400               3,730
        Gross realized losses                                           (1,096)            (1,487)             (2,199)
                                                                     ---------           --------           ---------

                           Net realized gains                        $   4,810              3,913               1,531
                                                                     =========           ========           =========


                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



        A summary of the sources of net investment income follows:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                         1998              1997               1996
                                                                    ----------------  ----------------   ----------------
                                                                                       (IN THOUSANDS)

        Fixed maturities                                                 $ 38,584            38,662             38,153
        Equity securities                                                     151               203                 33
        Short-term investments, cash and cash
            equivalents                                                     1,308             1,969              2,228
        Real estate                                                           298               147                 86
        Other invested assets                                                  65               268                181
                                                                         --------           -------            -------

                       Gross investment income                             40,406            41,249             40,681

        Less investment expenses                                            1,963             1,728              1,630
                                                                         --------           -------            -------

                       Net investment income                             $ 38,443            39,521             39,051
                                                                         ========           =======            =======

        Net realized gains and net appreciation (depreciation) in fair value of available for sale securities follow:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                         1998              1997               1996
                                                                    ----------------  ----------------   ----------------
                                                                                       (IN THOUSANDS)
        Net realized gains:
            Fixed maturities                                             $  1,369             3,802              1,516
            Equity securities                                               3,441               111                 15
                                                                         --------           -------           --------

                       Net realized gains                                $  4,810             3,913              1,531
                                                                         ========           =======           ========

        Net appreciation (depreciation) in fair value of available for sale securities:
               Fixed maturities                                          $  8,031             9,929            (16,328)
               Equity securities                                           (1,320)            1,124                 29
                                                                         --------           -------           --------

                       Net appreciation (depreciation)                   $  6,711            11,053            (16,299)
                                                                         ========           =======           ========


        At December 31, 1998, U.S. Treasury notes and certificates of deposit with a carrying value of $3,584,000 were on deposit with regulatory authorities, as required by law.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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

        The Company has various excess-of-loss reinsurance agreements. As of December 31, 1998, the maximum current net retention on business generated by Professionals Group's insurance subsidiaries, subject to certain adjustments of risk on any single coverage per claim after reinsurance, was $500,000.

        The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with reinsurers with respect to existing and future reinsurance.

        The Company first assumed business from other insurance companies on December 31, 1996, when it assumed all of the loss and loss adjustment expense reserves and unearned premiums of American Medical Insurance Exchange (AMIE). Effective July 1, 1997, ProNational began assuming, on a quota-share basis, 40% of MEEMIC's net business.

        At December 31, 1998, amounts related to reinsurance balances and prepaid reinsurance premiums follow:


                                                                                                              PREPAID
                                                                                      REINSURANCE           REINSURANCE
                                                                                       BALANCES               PREMIUMS
                                                                                    ----------------      -----------------
                                                                                                (IN THOUSANDS)
        TIG Reinsurance Company                                                        $  13,843                    865
        General Reinsurance Corporation                                                   43,214                  1,790
        PMA Reinsurance Corporation                                                        7,172                    679
        Continental Casualty Company                                                      25,086                    621
        MEEMIC                                                                             2,168                     --
        Odyssey Reinsurance Corporation                                                    3,350                    309
        Underwriters Reinsurance Company                                                   4,125                     --
        Other                                                                              7,734                    653
                                                                                       ---------                 ------

                                                                                       $ 106,692                  4,917
                                                                                       =========                 ======

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



        Reinsurance balances consisted of amounts related to:


                                                                                                 DECEMBER 31,
                                                                                     --------------------------------------
                                                                                          1998                  1997
                                                                                     ----------------     -----------------
                                                                                                (IN THOUSANDS)
        Recoverables:
           Paid losses and loss adjustment expenses                                     $     577                   502
           Unpaid losses and loss adjustment expenses                                     108,036                80,431
                                                                                        ---------               -------

                           Total reinsurance recoverables                                 108,613                80,933

        Ceded reinsurance premiums payable                                                 (5,172)               (5,550)
        Assumed reinsurance premiums receivable                                             6,255                 6,278
        Ceded reinsurance commissions receivable                                              599                   386
        Assumed reinsurance commissions payable                                            (3,603)               (3,673)
        Experience refunds                                                                     --                (3,048)
                                                                                        ---------               -------

                                                                                        $ 106,692                75,326
                                                                                        =========               =======

        Premiums earned and losses and loss adjustment expenses are net of the following reinsurance ceded amounts:


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------------
                                                                                       1998          1997         1996
                                                                                    ------------  -----------  -----------
                                                                                               (IN THOUSANDS)

        Premiums earned                                                              $ 16,926       15,043       30,510
        Losses and loss adjustment expenses                                            31,973       13,720       36,659
                                                                                     ========      =======      =======

        Premiums earned and losses and loss adjustment expenses have been increased by the following reinsurance assumed amounts:


                                                                              YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------------
                                                                        1998                                1997
                                                           -------------------------------    ---------------------------------
                                                              MEEMIC            OTHER            MEEMIC              OTHER
                                                           -------------    --------------    --------------     --------------
                                                                                     (IN THOUSANDS)
        Premiums earned                                        $ 42,693            5,135            20,115                756
        Losses and loss adjustment expenses                      28,000            4,208            13,078                717
                                                               ========           ======           =======              =====

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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

        The provision for Federal income taxes (benefit) consists of the following:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1998          1997          1996
                                                                                   ------------  ------------  -----------
                                                                                               (IN THOUSANDS)

        Current                                                                     $  (797)         5,488        2,056
        Deferred                                                                     (5,335)         2,353        5,046
                                                                                    -------         ------       ------

                                                                                    $(6,132)         7,841        7,102
                                                                                    =======         ======       ======

        The significant components of Federal income tax expense (benefit) are as follows:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1998          1997          1996
                                                                                   ------------  ------------  -----------
                                                                                               (IN THOUSANDS)

        Continuing operations                                                        $(6,132)        7,841         7,102
        Shareholders' equity                                                           2,282         3,759        (5,524)
                                                                                     -------       -------        ------

                                                                                     $(3,850)       11,600         1,578
                                                                                     =======       =======         =====

        Actual Federal income taxes (benefit) vary from amounts computed by applying the current Federal income tax rate of 34% to income or loss before Federal income taxes (benefit). For the years ended December 31, 1998, 1997 and 1996, the reasons for these differences, and the tax effects thereof, are as follows:


                                                                                      1998          1997          1996
                                                                                   ------------  ------------  -----------
                                                                                               (IN THOUSANDS)

        Expected tax expense (benefit)                                               $(3,183)      10,291          8,862
        Dividends received deduction                                                    (202)        (138)           (11)
        Tax-exempt interest                                                           (3,733)      (2,611)        (2,242)
        Non deductible merger expenses                                                   801          272             --
        Adjustment to prior years' tax liability                                         515         (399)          (913)
        Other, net                                                                      (330)         426          1,406
                                                                                     -------      -------        -------

        Actual tax expense (benefit)                                                 $(6,132)       7,841          7,102
                                                                                     =======      =======        =======

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



        The tax effects of temporary differences that give rise to deferred Federal income tax assets and deferred Federal income tax liabilities follow:


                                                                                                DECEMBER 31,
                                                                                      ---------------------------------
                                                                                          1998               1997
                                                                                      --------------     --------------
                                                                                               (IN THOUSANDS)
        Deferred Federal income tax assets arising from:
           Loss and loss adjustment expense reserves                                       $ 21,519            23,274
           Unearned premium reserves                                                          2,943             3,591
           Alternative minimum tax credits                                                       --               348
           Deferred reinsurance experience credit                                                --               763
           Net operating loss carryforwards                                                   8,952                --
           Other                                                                                458               231
                                                                                           --------           -------

                           Total deferred Federal income tax assets                          33,872            28,207
                                                                                           --------           -------

        Deferred Federal income tax liabilities arising from:
           Deferred policy acquisition costs                                                    510               468
           Net unrealized gains on investments                                                7,523             5,241
           Other                                                                              1,338             1,050
                                                                                           --------           -------

                           Total deferred Federal income tax liabilities                      9,371             6,759
                                                                                           --------           -------

                           Net deferred Federal income taxes                               $ 24,501            21,448
                                                                                           ========           =======

        In assessing the realizability of deferred Federal income tax assets, management considers whether it is more likely than not that some portion of the deferred Federal income tax assets will not be realized. Because of the carryforward provisions of the Internal Revenue Code, the expectation that temporary differences will reverse during periods in which taxable income is generated, and the fact that the Company had not incurred an operating loss for either financial or Federal income tax reporting purposes from 1987 through 1997, management believes it is more likely than not that the Company will fully realize the net deferred Federal income tax assets. Accordingly, no valuation allowance has been established.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(7)     PROPERTY AND EQUIPMENT

        At December 31, 1998 and 1997, property and equipment consisted of the following:


                                                                                          1998               1997
                                                                                      --------------     --------------
                                                                                               (IN THOUSANDS)

        Real estate                                                                      $ 5,552              6,739
        Data processing equipment, including software                                      4,378              4,084
        Furniture, fixtures and equipment                                                  3,804              3,608
                                                                                         -------             ------
                                                                                          13,734             14,431

        Accumulated depreciation                                                          (4,617)            (4,596)
                                                                                         -------             ------

                           Total property and equipment, net                             $ 9,117              9,835
                                                                                         =======             ======

(8)     DEFERRED POLICY ACQUISITION COSTS

        Changes in deferred policy acquisition costs are summarized as follows:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1998          1997          1996
                                                                                   ------------  ------------  -----------
                                                                                               (IN THOUSANDS)

        Net asset balance, beginning of year                                         $1,376           998          1,092
                                                                                     ------        ------         ------

        Amount deferred:
            Agent commissions and ceding commission expense                           4,953         3,539          2,873
            Ceding commission income                                                 (2,092)       (1,323)        (1,229)
                                                                                     ------        ------         ------

                          Net amounts deferred                                        2,861         2,216          1,644

        Net amortization                                                             (2,737)       (1,838)        (1,738)
                                                                                     ------        ------         ------

        Net asset balance, end of year                                               $1,500         1,376            998
                                                                                     ======        ======         ======

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(9)     LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

        Activity in loss and loss adjustment expense reserves is summarized as follows:


                                                                                      YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                               1998            1997             1996
                                                                           -------------   --------------   -------------
                                                                                          (IN THOUSANDS)

        Balance, beginning of year                                          $489,207           501,512         501,690
        Less reinsurance balances recoverable                                (80,431)          (73,855)        (53,264)
                                                                            --------          --------        --------

        Net balance, beginning of year                                       408,776           427,657         448,426
                                                                            --------          --------        --------

        Incurred related to:
          Current year                                                       161,417           155,595         138,354
          Prior years                                                          9,623           (31,361)        (13,593)
                                                                            --------          --------        --------

                           Total incurred                                    171,040           124,234         124,761
                                                                            --------          --------        --------

        Loss and loss adjustment expense reserves
            assumed (see note 5)                                                  --                --           4,119
                                                                            --------          --------        --------

        Paid related to:
          Current year                                                        26,157            19,679          16,567
          Prior years                                                        121,112           123,436         133,082
                                                                            --------          --------        --------

                           Total paid                                        147,269           143,115         149,649
                                                                            --------          --------        --------

        Net balance, end of year                                             432,547           408,776         427,657
        Plus reinsurance balances recoverable                                108,036            80,431          73,855
                                                                            --------          --------        --------

        Balance, end of year                                                $540,583           489,207         501,512
                                                                            ========          ========        ========

        Loss and loss adjustment expense reserves represent the accumulation of individual case estimates for reported losses and loss adjustment expenses, bulk adjustments to case estimates and actuarial estimates for incurred but not reported losses and loss adjustment expenses, based upon the Company's actual experience, assumptions and projections as to claims frequency, severity, inflationary trends and settlement payments. The reserve for loss and loss adjustment expenses is intended to cover the ultimate net cost of all losses and loss adjustment expenses incurred but unsettled through the balance sheet date. The estimates for loss and loss adjustment expense reserves are reviewed regularly and adjusted as necessary which resulted in favorable reserve development of prior years' reserves through 1997. The unfavorable reserve development in 1998 was mainly attributable to a $25.6 million reserve charge recorded in 1998 to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business acquired as part of the merger with PPTF in July 1998 as well as a $9.5 million excess limits verdict on one Florida claim. The unfavorable reserve development was offset somewhat by $25.5 million of favorable reserve development related to the Company's Midwest book of business.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(10)    LONG-TERM DEBT

        On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (5.87% at December 31, 1998), and payable quarterly (the "Credit Agreement"). Remaining principal payments are due on April 30 of each year, as follows: 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002 - $3,500,000; 2003 - $3,500,000; and
        2004 - $4,500,000.

        The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants as of December 31, 1998.

(11)    EMPLOYEE BENEFIT PLANS

        The Company currently maintains two defined contribution employee benefit plans--a 401(k) plan and an ESOP, both of which cover substantially all employees meeting certain eligibility requirements.

        With respect to the 401(k) plan, the Company annually contributes 5% of an employee's salary and matches employee contributions up to 5% of an employee's salary. During 1998, 1997 and 1996, the Company's expense under the 401(k) plan was $604,000, $370,000 and $295,000, respectively.

        With respect to the ESOP, the Company annually contributes 3% of an employee's salary. During 1998, 1997 and 1996, the Company's expense under the ESOP was $208,000, $145,000 and $112,000, respectively.

        The Company has a stock purchase plan through which employees and directors of the Company and its wholly-owned subsidiaries may purchase Professionals Group common stock by means of payroll deduction. Pursuant to this plan, the Company may elect to match participant purchases, which it is currently matching at the rate of $1.25 (of which $1.00 is used to purchase Professionals Group common stock and $0.25 is applied to income taxes) for each $1.00 of participant purchases up to a maximum participant purchase of $6,000 per year. In 1998, 1997 and 1996, the Company incurred expenses of $601,000, $250,000 and $215,000, respectively, under this plan.

        Prior to the PPTF merger on July 1, 1998 (see note 1), employees who worked for PPTF were covered under a simplified employee pension plan
        (SEP), which was a non-contributory defined contribution plan. The PPTF employees became eligible to participate in all three benefit plans described above on July 1, 1998, and as a result, the SEP was discontinued. During 1998, 1997 and 1996, the Company's expense under the SEP was $176,000, $351,000 and $363,000, respectively.

(12)    SHAREHOLDERS' EQUITY

        Approximately $724.0 million of consolidated assets represents assets of the Company's insurance operations that may not be transferred to Professionals Group in the form of dividends, loans or advances without prior regulatory approval. The amount of dividends that Professionals Group's

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


        insurance subsidiaries can pay to Professionals Group in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of policyholders' surplus as of the preceding year end. As of January 1, 1999, approximately $19,389,000 could be paid by Professionals Group's insurance subsidiaries without prior regulatory approval. In 1998, 1997 and 1996, Professionals Group's insurance subsidiaries paid dividends of $12,316,000, $4,717,049 and $3,530,334, respectively.

        On February 28, 1996, the Company awarded 28,430 shares of common stock held in treasury to directors, officers and employees of the Company as a one-time stock bonus. Compensation expense for this stock bonus approximated $697,000, which was charged to policy acquisition and other underwriting expenses.

        On May 1, 1996, in a transaction approximating $1,244,000, the Company paid $309,000 and issued 44,000 shares of common stock held in treasury (valued at $935,000) in exchange for all of the issued and outstanding shares of American Insurance Management Corporation. The acquisition was accounted for as a purchase business combination. The effect of the acquisition was not material to the Company's consolidated results of operations.

        As a result of the merger on August 31, 1996 (see note 1), the remaining 50,814 shares of the Company's common stock held in treasury were canceled and retired at cost.

        On December 5, 1998, the Company declared a 10% stock dividend, issued on December 23, 1998 to shareholders of record as of December 7, 1998. All per-share information in the accompanying consolidated financial statements has been adjusted to give retroactive effect to this stock dividend.

(13)    STOCK OPTIONS AND AWARDS

        The Company has established the 1996 Long-term Stock Incentive Plan (the "Incentive Plan") under which, subject to adjustment, 300,000 shares of the Company's common stock are available to grant incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, dividend equivalents and other stock-based awards to employees of the Company, including any officer or officer-director, or consultants to the Company and its subsidiaries. All terms and conditions of any grants under the Incentive Plan are at the discretion of the Compensation Committee of the Company's board of directors. During 1997, 146,500 options were granted at the market price of the Company's common stock on the date of grant. These options vest and become exercisable over five years beginning in 1998, and expire in 2007. No Incentive Plan options were granted in 1998 or 1996. No charges to operations are recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to shareholders' equity.

        The Company also established the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), under which, subject to adjustment, non-qualified options for 50,000 shares of the Company's common stock may be granted to non-employee directors (maximum of 5,000 shares to one individual) of the Company. Options are granted at the market price of the Company's common stock on the date of grant. Options become exercisable one year from the date of grant and expire seven years from the date of grant. No charges to operations are recorded with respect to authorization, grant or exercise of options. Proceeds received upon exercise are credited to shareholders' equity.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


        Option information regarding the Incentive Plan for the years ending December 31, 1998, 1997 and 1996 follows:


                                                  1998                          1997                        1996
                                          ---------------------        ----------------------      ----------------------
                                                       WEIGHTED                      WEIGHTED                    WEIGHTED
                                                       AVERAGE                       AVERAGE                     AVERAGE
                                                      EXERCISE                      EXERCISE                    EXERCISE
                                          SHARES        PRICE          SHARES         PRICE        SHARES         PRICE
                                          ------        -----          ------         -----        ------         -----

        Outstanding at beginning of
          year                           146,500      $ 37.00                --      $     --            --     $      --
        Granted                               --           --           146,500         37.00            --            --
        Stock dividend adjustment         14,650        33.64                --            --            --            --
        Exercised                             --           --                --            --            --            --
        Canceled                              --           --                --            --            --            --
                                         -------                        -------                      ------

        Outstanding at end of year       161,150        33.64           146,500         37.00            --            --
                                         =======                        =======                      ======

        Options exercisable at end
          of year                         32,230                             --                          --
                                         =======                        =======                      ======

        Weighted average fair value
          of options granted during
          the year                                    $    --                        $  21.14                    $     --
                                                      =======                        ========                    ========

        Options outstanding as of December 31, 1998 under the Incentive Plan consisted of the following:


                                            OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
           --------------------------------------------------------------------------------------    --------------------------
                                                                      WEIGHTED
                          RANGE                                       AVERAGE         WEIGHTED                      WEIGHTED
                            OF                                       REMAINING        AVERAGE                       AVERAGE
                         EXERCISE                                   CONTRACTUAL       EXERCISE                      EXERCISE
                          PRICES                      NUMBER            LIFE            PRICE         NUMBER          PRICE
           -------------------------------------    -----------     -------------     -----------    ----------     -----------

                          $33.64                       161,150       8.1 years         $33.64           32,230        $ 33.64
                                                      ========                                         =======

           Options  available  for grant at end
           of year                                     138,850
                                                      ========

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



        Option information regarding the Directors Plan for the years ending December 31, 1998, 1997 and 1996 follows:


                                                  1998                          1997                        1996
                                         ------------------------     -------------------------    ------------------------
                                                       WEIGHTED                      WEIGHTED                    WEIGHTED
                                                       AVERAGE                       AVERAGE                     AVERAGE
                                                       EXERCISE                      EXERCISE                    EXERCISE
                                          SHARES        PRICE          SHARES         PRICE        SHARES         PRICE
                                         ---------    -----------     ---------     -----------    --------     -----------
        Outstanding at beginning of
          year                             9,450       $22.38          4,500         $21.63            --        $   --
        Granted                            4,500        39.75          4,500          25.38         4,500         21.63
        Stock dividend adjustment          1,395        25.44            450          19.66            --            --
        Exercised                             --           --             --             --            --            --
        Canceled                              --           --             --             --            --            --
                                          ------                       ------                       ------

        Outstanding at end of year        15,345        25.44          9,450          22.38         4,500         21.63
                                         =======                      ======                       ======

        Options exercisable at end
          of year                         10,395                       4,950                           --
                                         =======                     =======                       ======

        Weighted average fair value
          of options granted during
          the year                                     $19.46                        $12.90                      $10.35
                                                       ======                        ======                      ======

        Options outstanding as of December 31, 1998 under the Directors Plan consisted of the following:


                                         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
           --------------------------------------------------------------------------------    --------------------------
                                                                 WEIGHTED
                          RANGE                                   AVERAGE        WEIGHTED                     WEIGHTED
                            OF                                   REMAINING       AVERAGE                       AVERAGE
                         EXERCISE                               CONTRACTUAL      EXERCISE                     EXERCISE
                          PRICES                    NUMBER         LIFE            PRICE        NUMBER          PRICE
           ------------------------------------    ---------    ------------     ----------    ----------    ------------

                         $17.87                      5,445       4.5 years       $ 17.87          5,445       $ 17.87
                         $23.07                      4,950       5.5 years         23.07          4,950         23.07
                         $36.14                      4,950       6.5 years         36.14             --          --
                                                    ------                                       ------
                                                    15,345       5.5 years         25.44         10,395         20.35
                                                    ======                                       ======

           Options  available for grant at end
              of year                               34,655
                                                    ======


        The Company applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) (in thousands) and net income (loss) per common share - assuming dilution would have been reduced to the proforma amounts below:

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




                                                                      1998              1997               1996
                                                                  -------------     -------------      -------------
       Net income (loss):
           As reported                                                $(3,231)            22,428             18,961
           Proforma                                                    (3,289)            19,926             18,924

       Net income (loss) per common share - assuming dilution:
           As reported                                                $ (0.39)              2.68               2.28
           Proforma                                                     (0.39)              2.39               2.27

        The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0%; expected volatility of 35.6%, 35.7% and 30.4%; risk-free interest rate of 6.29% for the Incentive Plan (1997 only); risk free interest rate of 5.69%, 6.62% and 6.75% for the Directors Plan; expected lives of 9 years for the Incentive Plan (1997 only); and expected lives of 7 years for the Directors Plan. The proforma effect on net income for 1998, 1997 and 1996 is not representative of the proforma effect on net income for future years because additional stock option awards could be made in future years.

(14)    STATUTORY INSURANCE ACCOUNTING PRACTICES

        ProNational and ProNational Casualty are required to file financial statements prepared in accordance with SAP prescribed or permitted by Michigan and Illinois with their respective domiciliary states. The only material statutory accounting methods utilized by ProNational that are permitted rather than prescribed are the discounting of its loss reserves through December 31, 1997 and recording the merger transaction with PPTF as a "pooling of interests" business combination for statutory reporting, which did not provide explicit guidance on the accounting for this transaction. The impact of the permitted practice of discounting loss reserves was to increase the statutory policyholders' surplus of ProNational by approximately $10,658,000 at December 31, 1997. ProNational eliminated the practice of discounting loss reserves for SAP reporting during 1998. As a result of applying "pooling of interests" accounting to the statutory financial statements, all prior periods have been restated to reflect the combined operations of ProNational and PPTF. ProNational Casualty does not utilize any permitted accounting practices.

        Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 1998 and 1997, and statutory net income (loss) for the years ended December 31, 1998, 1997 and 1996, of ProNational and ProNational Casualty, as applicable (as filed with their respective insurance regulatory authorities), to the amounts shown in the accompanying consolidated financial statements follows:

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



                                                                                                DECEMBER 31,
                                                                                      ---------------------------------
                                                                                          1998               1997
                                                                                      --------------     --------------
                                                                                               (IN THOUSANDS)
        Statutory capital and surplus                                                   $193,894            221,487
        Add (deduct) adjustments to statutory capital and
           surplus to convert to GAAP:
              Net unrealized appreciation on securities available for sale                21,889             14,241
              Deferred policy acquisition costs                                            1,500              1,376
              Deferred Federal income taxes                                               24,501             21,448
              Nonadmitted assets                                                           3,845              2,378
              Loss and loss adjustment expense reserve discount                               --            (10,658)
              Deferred reinsurance experience refund                                          --             (2,244)
              Liabilities for GAAP in excess of SAP                                       (1,800)            (2,250)
              Provisions for unauthorized reinsurance                                      3,560                887
              Accumulated intercompany dividends                                          11,533              6,717
              Accumulated deficit attributable to Professionals Group                     (7,127)            (4,035)
              Intercompany paid-in capital                                               (20,000)           (20,000)
              Surplus contributions                                                      (10,094)           (10,094)
              Common stock issued                                                          1,157                 --
              Other, net                                                                    (761)               627
                                                                                        --------            -------

                  Total shareholders' equity per accompanying consolidated
                    balance sheets                                                      $222,097            219,880
                                                                                        ========            =======

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1998          1997          1996
                                                                                   ------------  ------------  -----------
                                                                                               (IN THOUSANDS)

        Statutory net income (loss)                                                 $(18,964)       21,825         26,962
        Add (deduct) adjustments to statutory net income (loss)
            to convert to GAAP:
              Deferred Federal income tax expense                                      5,335        (2,353)        (5,046)
              Deferred reinsurance experience refund                                   2,244         5,040           (522)
              Change in loss and loss adjustment expense
                  reserve discount                                                    10,658            --         (1,265)
              Change in liabilities for GAAP in excess of SAP                            450           450             --
              Other, net                                                                  89           437            269
                                                                                     -------       -------        -------

        Combined net income (loss) of insurance companies
            based on GAAP                                                               (188)       25,399         20,398
        Net income (loss) attributable to non-insurance
            subsidiaries                                                                  49          (223)          (150)
        Net loss attributable to Professionals Group                                  (3,092)       (2,748)        (1,287)
                                                                                     -------       -------        -------

        Net income (loss) per accompanying consolidated
            statements of operations                                                 $(3,231)       22,428         18,961
                                                                                     =======       =======        =======

        Certain regulations that affect ProNational, ProNational Casualty and the insurance industry are promulgated by the National Association of Insurance Commissioners (NAIC), which is an association of state insurance commissioners, regulators and support staff that acts as a coordinating body for the state insurance regulatory process. The NAIC has established risk-based capital (RBC) requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, each insurer must maintain its total capital and surplus above a calculated minimum threshold or take corrective measures to achieve that threshold. ProNational and ProNational Casualty have calculated their RBC levels based on these requirements and have determined that they passed the RBC test and have capital and surplus in excess of the minimum threshold.

(15)    CONCENTRATIONS AND CREDIT RISK

        Premiums written through independent agents approximated 51%, 43% and 35% of direct written premiums in 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, the top ten agents produced, in aggregate, approximately 27%, 28% and 24%, respectively, of the Company's direct written premiums.

        All premiums are directly billed to policyholders, and premiums due are secured by the related unearned premiums. When insureds fail to pay their premiums, coverage is canceled. Premiums are collected in advance of being earned. Subsequent scheduled payments are monitored to prevent the Company from providing coverage beyond the date for which payment has been received. In the opinion of management, the amounts carried on the accompanying consolidated balance sheets are collectible.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(16)    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The unaudited operating results by quarter for 1998 and 1997 are summarized below:


                                                                                                           NET INCOME
                                                                                                           (LOSS) PER
                                                  TOTAL          INCOME (LOSS)                               COMMON
                                                REVENUES            BEFORE               NET                SHARE -
                                                AND OTHER           INCOME             INCOME               ASSUMING
                                                 INCOME              TAXES             (LOSS)               DILUTION
                                              --------------     --------------     --------------     -------------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
        1998:
          1st Quarter                              $ 52,601           8,529              6,320                  0.76
          2nd Quarter                                48,519         (30,343)           (20,879)                (2.50)
          3rd Quarter                                51,872           4,765              4,423                  0.52
          4th Quarter                                50,677           7,686              6,905                  0.81
                                                   --------         -------            -------                ======

                  Year                             $203,669          (9,363)            (3,231)
                                                   ========         =======            =======

        1997:
          1st Quarter                              $ 39,838           6,549              4,847                  0.58
          2nd Quarter                                39,439           6,373              4,605                  0.55
          3rd Quarter                                49,527           8,118              6,075                  0.73
          4th Quarter                                52,738           9,229              6,901                  0.83
                                                   --------         -------            -------                ======

                  Year                             $181,542          30,269             22,428
                                                   ========         =======            =======

        Net income (loss) per common share amounts for the first three quarters of 1998 and all four quarters of 1997 have been restated from those originally reported to reflect the 10% stock dividend declared in 1998 (see note 12).

        The sum of quarterly net income (loss) per common share data for 1998 and 1997 does not equal the annual amount due to changes in the weighted average number of common shares outstanding during the respective periods.

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

        Under SFAS No. 107, the Company's investment securities, cash, short-term investments and long-term debt constitute financial instruments. The carrying amounts of all financial instruments--other

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


        than investment securities, which are presented in note 4--approximated their fair values at December 31, 1998 and 1997.

(18)    RELATED PARTY TRANSACTIONS

        On April 4, 1997, the Company completed certain transactions with MEEMIC involving the Company's purchase of a twelve-year, $21.5 million surplus note from MEEMIC, bearing interest at 8.5% per annum (the "MEEMIC Surplus Note") and its reinsuring, on a quota-share basis, 40% of MEEMIC's net premiums beginning July 1, 1997. In connection with these transactions, (i) the Company agreed to provide MEEMIC with information systems services and certain consulting services under a management service agreement for a base fee of $2.0 million (which increases by 5% each year); (ii) Professionals Group nominees were elected to all positions on the Board of Directors of MEEMIC; and (iii) the Company agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"), the exclusive distributor of MEEMIC insurance products.

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

        On November 2, 1998, MEEMIC, through the newly formed MEEMIC Holdings, Inc., filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of registering shares of its common stock to be issued in connection with the proposed demutualization of MEEMIC. Subject to the approval of the policyholders of MEEMIC, MEEMIC would convert to a stock insurance company and a wholly owned subsidiary of MEEMIC Holdings, Inc., using a subscription rights method of demutualization. MEEMIC's plan of demutualization contemplates the conversion of the $21.5 million Surplus Note of MEEMIC owned by Professionals Group into shares of MEEMIC Holdings, Inc. and the purchase by Professionals Group, as the standby purchaser, of any unexercised subscription rights. After the completion of MEEMIC's plan of demutualization, Professionals Group expects to own at least 51% of the stock of MEEMIC Holdings, Inc. The registration statement of MEEMIC Holdings, Inc. (registration statement no. 333-66671) should be consulted for a description of the proposed demutualization of MEEMIC and the expected role of Professionals Group.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           (FORMERLY PROFESSIONALS INSURANCE COMPANY MANAGEMENT GROUP)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(19)    SEGMENT INFORMATION

        The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments - professional liability lines property and casualty insurance, personal lines property and casualty insurance and investment operations. The accounting policies of the segments are the same as those described in the basis of presentation. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1998          1997          1996
                                                                                   ------------  ------------  -----------
                                                                                               (IN THOUSANDS)
        Revenues:
            Professional liability lines                                           $ 113,827       116,147        128,731
            Personal lines                                                            42,693        20,115             --
            Investment operations                                                     43,253        43,434         40,582
            Corporate and other                                                        3,896         1,846            793
                                                                                   ---------      --------       --------

        Total revenues                                                             $ 203,669       181,542        170,106
                                                                                   =========      ========       ========

        Income (loss) before income taxes:
            Professional liability lines                                           $ (52,716)      (14,513)       (12,155)
            Personal lines                                                             1,698           460             --
            Investment operations                                                     43,253        43,434         40,582
            Corporate and other                                                       (1,598)          888         (2,364)
                                                                                   ---------      --------       --------

        Total income (loss) before income taxes                                    $  (9,363)       30,269         26,063
                                                                                   =========      ========       ========

        Identifiable assets:
            Property and casualty insurance                                        $ 881,866       841,187        770,614
            Corporate and other                                                        7,345         6,803          4,290
                                                                                   ---------      --------       --------

        Total identifiable assets                                                  $ 889,211       847,990        774,904
                                                                                   =========      ========       ========

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Shareholders
Professionals Group, Inc.:


We have audited the accompanying consolidated balance sheets of Professionals Group, Inc. (formerly Professionals Insurance Company Management Group) and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Professionals Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated financial statements give retroactive effect to the merger of the Company and Physicians Protective Trust Fund, on July 1, 1998, which has been accounted for as a pooling of interests business combination, as described in the notes to the consolidated financial statements.


KPMG LLP


East Lansing, Michigan
February 23, 1999

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PROFESSIONALS GROUP, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

December 31, 1998 and 1997
(In thousands)

                                                                          1998               1997
                                                                          ----               ----
Assets:                                                                             (As Restated, Note 3)

Investment in subsidiaries                                                 $241,043           $238,440
Short-term investments, at cost, which
   approximates fair value                                                    1,331              3,866
Cash                                                                             14                  3
Other assets                                                                  1,018              1,336
                                                                     ---------------     --------------

   Total assets                                                            $243,406           $243,645
                                                                     ===============     ==============


Liabilities and Shareholders' Equity:

Liabilities:

Long-term debt                                                              $20,000            $22,500
Accrued expenses and other liabilities                                        1,309              1,265
                                                                     ---------------     --------------

                                                                             21,309             23,765
                                                                     ---------------     --------------
Shareholders' Equity:

Preferred stock, no par value; 5,000,000 shares
   authorized; no shares issued and outstanding                              -                   -
Common stock, no par value; 25,000,000 shares
   authorized; 8,383,924 and 7,593,275 shares
   issued and outstanding in 1998 and 1997                                    8,384              7,593
Additional paid-in capital                                                   33,982             10,482
Retained earnings                                                           165,132            191,635
Accumulated other comprehensive income,
   net of deferred federal income taxes                                      14,599             10,170
                                                                     ---------------     --------------

   Total shareholders' equity                                               222,097            219,880
                                                                     ---------------     --------------

   Total liabilities and shareholders' equity                              $243,406           $243,645
                                                                     ===============     ==============


These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS GROUP, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31, 1998, 1997 and 1996
(In thousands)

                                                                 1998               1997               1996
                                                                 ----               ----               ----
Revenues:                                                                            (As Restated, Note 3)

 Dividend income from subsidiary                                   $4,816             $4,717             $3,530
 Investment income                                                    109                106                 30
 Other income                                                       2,073              1,005             -
                                                             -------------      -------------      -------------

   Total revenues                                                   6,998              5,828              3,560
                                                             -------------      -------------      -------------

Expenses:

 Operating and administrative                                       3,806              2,761              1,317
 Interest expense                                                   1,468              1,098                 30
                                                             -------------      -------------      -------------

   Total expenses                                                   5,274              3,859              1,347
                                                             -------------      -------------      -------------

   Income before federal income taxes and
     equity in undistributed income of subsidiaries                 1,724              1,969              2,213

Federal income taxes                                                    0                  0                  0
                                                             -------------      -------------      -------------

   Income before equity in undistributed
     income (loss) of subsidiaries                                  1,724              1,969              2,213

Equity in undistributed income (loss) of subsidiaries              (4,955)            20,459             14,199
                                                             -------------      -------------      -------------

   Net income (loss)                                              ($3,231)           $22,428            $16,412
                                                             =============      =============      =============


These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS GROUP, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1998, 1997 and 1996
(In thousands)

                                                                  1998            1997            1996
                                                                  ----            ----            ----
Cash flows from operating activities:                                                  (As Restated, Note 3)

   Net income (loss)                                               ($3,231)        $22,428        $16,412
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Equity in undistributed (income) loss of subsidiaries           4,955         (20,459)       (14,199)
     Dividend of investment from subsidiary                         (2,816)         (1,217)         -
     Amortization                                                      259             183          -
     Non-cash compensation                                           1,157           -              -
     Increase in other assets                                          (26)         (1,594)         -
     Decrease in accrued expenses and other liabilities               (269)            (78)         1,343
                                                               ------------    ------------    -----------

       Net cash provided by (used in) operating activities              29            (737)         3,556
                                                               ------------    ------------    -----------

Cash flows from investing activities:

   Proceeds from sale or maturity of short-term
     investments                                                    40,381          32,578          6,048
   Purchases of short-term investments                             (37,761)        (34,338)        (8,078)
   Capital contribution to consolidated subsidiary                   -             (20,000)        (1,500)
                                                               ------------    ------------    -----------

       Net cash provided by (used in) investing activities           2,620         (21,760)        (3,530)
                                                               ------------    ------------    -----------

Cash flows from financing activities:

   Proceeds from issuance of long-term debt                          -              22,500          1,500
   Cash paid in lieu of fractional shares                             (138)         -                 (26)
   Repayment of long-term debt                                      (2,500)         -              (1,500)
                                                               ------------    ------------    -----------

     Net cash provided by (used in) financing activities            (2,638)         22,500            (26)
                                                               ------------    ------------    -----------

Net change in cash                                                      11               3              0

Cash, beginning of period                                                3           -              -
                                                               ------------    ------------    -----------

Cash, end of period                                                    $14              $3         $-
                                                               ============    ============    ===========

Supplemental disclosure of non-cash financing activities:
   Issuance of common stock as compensation                         $1,157           -              -
                                                               ============    ============    ===========

   Liability incurred in acquisition of subsidiary                    $313           -              -
                                                               ============    ============    ===========


These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

See accompanying notes to the condensed financial information of registrant.

PROFESSIONALS GROUP, INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Years Ended December 31, 1998, 1997 and 1996


(1)  Description of Business

      Professionals Group, Inc. (formerly Professionals Insurance Company Management Group) (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996. Accordingly, 1996 condensed financial information for Professionals Group is only being presented from the period January 31, 1996 (date of inception) through December 31, 1996.

      Professionals Group owns all of the issued and outstanding common stock of the following entities:

      ProNational Insurance Company (formerly PICOM Insurance Company) - a stock insurance company incorporated under Michigan law.

      Professionals Group Services Corporation - a business corporation that administers certain benefit plans for ProNational Insurance Company employees.

      PICOM Insurance Agency, Inc. - an inactive insurance agency.

      American Insurance Management Corporation - an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange.

      Professionals Group also owns 80% of the issued and outstanding common stock of MedAdvantage, Inc., which was purchased on June 1, 1998. MedAdvantage, Inc. provides credentialing verification services for medical service providers.


(2)  Federal Income Taxes

      Under terms of Professionals Group's tax sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis.


(3)  Business Combination

      On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of this business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information called for by this item with respect to the directors of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Election of Directors." Such information is herein incorporated by reference.

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

         To Professionals Group's knowledge, based solely on a review of the copies of such reports furnished to Professionals Group and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 1998.

Item 11.  Executive Compensation

         The information called for by this item with respect to executive compensation of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Information Regarding Executive Officers," and such information is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item with respect to the security ownership of certain beneficial owners and management of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Voting Securities and Certain Holders Thereof."
Such information is herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

        The information called for by this item with respect to certain relationships and related transactions of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Election of Directors," "Compensation Committee Interlocks and Insider Participation," and "Related Party Transactions." Such information is herein incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits:

             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
          ------------              -------------------

          (2)(a)/(10)(a)            First Amended and Restated Agreement and
                                    Plan of Merger dated as of October 3, 1997 by and among the registrant, PICOM Insurance
                                    Company and Physicians Protective Trust Fund
                                    (incorporated by reference to Exhibit 2 of the registrant's Current Report on Form 8-K dated October 3, 1997 filed with the Securities and Exchange Commission on
                                    October 10, 1997 (file no. 0-21223)).

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

             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
          ------------              -------------------

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

              (4)(d) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(d) of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 as filed with the Securities and Exchange Commission on November 12, 1996 (file no. 0-21223)).

             (4)(e) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (incorporated by reference to Exhibit (4)(e) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998 (file no. 0-21223)).

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

             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
          ------------              -------------------

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

             (10)(k) Employment Agreement effective October 1, 1996 between Physicians Protective Trust Fund and Steven L. Salman.*
             (10)(l) Assignment and Assumption Agreement among Physicians Protective Trust Fund, the registrant, PICOM Insurance Company, and Steven L. Salman effective July 1, 1998.*
             (10)(m) Confidentiality, Noncompetition and Stock Grant Agreement dated July 1, 1998 between the registrant and Steven L. Salman.*
               (11) No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.
               (21) List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 28, 1997 (file no. 0-21223)).
               (23) Consent of KPMG LLP, independent certified public accountants.*
               (24)                 Powers of attorney.*
               (27)                 Financial Data Schedule of registrant.*
--------------------------

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

         Exhibit (10)(f) PICOM Insurance Company Employees' Savings and Retirement Plan.

         Exhibit (10)(g) PICOM Insurance Company Pension Plan.

         Exhibit (10)(h) PICOM Insurance Company Key Employee Retention Plan.

         Exhibit (10)(i) PICOM Insurance Company Employee Retention Plan.

         Employment Agreement effective October 1, 1996 between Physicians Protective Trust Fund and Steven L. Salman.

         Assignment and Assumption Agreement among Physicians Protective Trust Fund, the registrant, PICOM Insurance Company, and Steven L. Salman effective July 1, 1998.

         Confidentiality, Noncompetition and Stock Grant Agreement dated July 1, 1998 between the registrant and Steven L. Salman.

Index to Financial Statements and Financial Statement Schedules:


                                                                                                        10-K
                                                                                                       Report
                                                                                                       page(s)
                                                                                                       -------
Financial Statements:

Consolidated balance sheets as of December 31, 1998 and 1997................................             41

Consolidated statements of operations for each of the years ended December 31, 1998, 1997
and 1996....................................................................................             42

Consolidated statements of comprehensive income for each of the years ended December 31, 1998,
1997 and 1996...............................................................................             43

Consolidated statements of shareholders' equity for each of the years ended December 31, 1998,
1997 and 1996...............................................................................             44

Consolidated statements of cash flows for each of the years ended December 31, 1998, 1997 and
1996........................................................................................             45

Notes to consolidated financial statements..................................................             46

Report of independent auditors..............................................................             71

Financial Statement Schedules:

 II.    Condensed financial information of registrant.......................................             72

---------------------

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

         No other reports were filed during the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Professionals Group, Inc.


Date:  March 26, 1999               By: /s/ Victor T. Adamo
                                        ------------------------------------
                                            Victor T. Adamo
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                    By: /s/ John F. Lang
                                        ------------------------------------
                                            John F. Lang
                                            Vice President, Treasurer and
                                            Chief Accounting Officer
                                            (Principal Financial Officer
                                            and Principal Accounting
                                            Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                  Title                           Date
         ---------                                  -----                           ----

                                            Director, President and
                                            and Chief Executive
/s/ Victor T. Adamo                         Officer (Principal                  March 26, 1999
------------------------------
Victor T. Adamo                             Executive Officer)

                                            Director, Vice
/s/ R. Kevin Clinton                        President and Chief                 March 26, 1999
------------------------------
R. Kevin Clinton                            Financial Officer

                                            Director, Vice
/s/ Steven L. Salman                        President and Chief                 March 26, 1999
------------------------------
Steven L. Salman                            Operating Officer

Richard G. Alper*                           Director                            March 26, 1999
------------------------------
Richard G. Alper

Eliot H. Berg*                              Director                            March 26, 1999
------------------------------
Eliot H. Berg

Louis P. Brady*                             Director                            March 26, 1999
------------------------------
Louis P. Brady

Jerry D. Campbell*                          Director                            March 26, 1999
------------------------------
Jerry D. Campbell

John F. Dodge, Jr.*                         Director                            March 26, 1999
------------------------------
John F. Dodge, Jr.

H. Harvey Gass*                             Director                            March 26, 1999
------------------------------
H. Harvey Gass

John F. McCaffrey*                          Director                            March 26, 1999
------------------------------
John F. McCaffrey

Isaac J. Powell*                            Director                            March 26, 1999
------------------------------
Isaac J. Powell

Ann F. Putallaz*                            Director                            March 26, 1999
------------------------------
Ann F. Putallaz

Edward S. Truppman*                         Director                            March 26, 1999
------------------------------
Edward S. Truppman

William H. Woodhams*                        Director                            March 26, 1999
------------------------------
William H. Woodhams

Donald S. Young*                            Director                            March 26, 1999
------------------------------
Donald S. Young

*By: /s/ Victor T. Adamo
     --------------------
        Victor T. Adamo, as attorney-in-fact for the persons indicated

                                 Exhibit Index

             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
          ------------              -------------------

          (2)(a)/(10)(a)            First Amended and Restated Agreement and
                                    Plan of Merger dated as of October 3, 1997 by and among the registrant, PICOM Insurance
                                    Company and Physicians Protective Trust Fund
                                    (incorporated by reference to Exhibit 2 of the registrant's Current Report on Form 8-K dated October 3, 1997 filed with the Securities and Exchange Commission on
                                    October 10, 1997 (file no. 0-21223)).

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

             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
          ------------              -------------------

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

              (4)(d) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 4(d) of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 as filed with the Securities and Exchange Commission on November 12, 1996 (file no. 0-21223)).

             (4)(e) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (incorporated by reference to Exhibit (4)(e) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998 (file no. 0-21223)).

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

             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
          ------------              -------------------

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

             Item 601
          Regulation S-K
        Exhibit Reference
             Number                 Exhibit Description
          ------------              -------------------

             (10)(k) Employment Agreement effective October 1, 1996 between Physicians Protective Trust Fund and Steven L. Salman.*

             (10)(l) Assignment and Assumption Agreement among Physicians Protective Trust Fund, the registrant, PICOM Insurance Company, and Steven L. Salman effective July 1, 1998.*

             (10)(m) Confidentiality, Noncompetition and Stock Grant Agreement dated July 1, 1998 between the registrant and Steven L. Salman.*

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

               (23) Consent of KPMG LLP, independent certified public accountants.*

               (24)                 Powers of attorney.*

               (27)                 Financial Data Schedule of registrant.*
--------------------------

*        Filed herewith.