Form 10-Q
period 1999-03-31
PROFESSIONALS GROUP INC
filed 1999-05-13
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



    (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the registrant's common stock, no par value per share, as of May 12, 1999 was 8,383,196.

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
                                                                                                  --------

PART I.  FINANCIAL INFORMATION


                Item 1.    Financial Statements



                                Condensed Consolidated Balance Sheets at March 31, 1999              3
                                (Unaudited) and December 31, 1998


                                Condensed Consolidated Statements of Income for the Three            4
                                Months Ended March 31, 1999 and 1998 (Unaudited)

                                Condensed Consolidated Statements of Comprehensive Income for        5
                                the Three Months Ended March 31, 1999 and 1998 (Unaudited)


                                Condensed Consolidated Statements of Cash Flows for the Three        6
                                Months Ended March 31, 1999 and 1998 (Unaudited)


                                Notes to Condensed Consolidated Financial Statements (Unaudited)   7-10


                Item 2.    Management's Discussion and Analysis of Financial Condition and        11-17
                           Results of Operations


                Item 3.    Quantitative and Qualitative Disclosures About Market Risk             17-19


PART II. OTHER INFORMATION


                Item 6.    Exhibits and Reports on Form 8-K                                          20

                Signatures                                                                           21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                              March 31,             December 31,
                          Assets                                 1999                   1998
                          ------                           ---------------        ---------------
                                                             (Unaudited)
Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost: $627,119,000 and $646,864,000)         $640,049,000           $669,118,000
   Equity securities available for sale, at fair value
      (cost: $4,068,000 and $4,035,000)                          4,200,000              3,901,000
   Short-term investments, at cost                              56,873,000             17,593,000
   Real estate, at cost, net of accumulated depreciation           415,000                421,000
                                                            ---------------        ---------------
               Total investments                               701,537,000            691,033,000
Cash                                                             2,963,000                379,000
Restricted cash                                                  2,070,000              2,070,000
Premiums due from policyholders                                 36,538,000             27,580,000
Reinsurance balances                                           126,763,000            106,692,000
Accrued investment income                                       10,501,000             10,743,000
Deferred federal income taxes                                   26,380,000             24,501,000
Property and equipment, at cost, net of
  accumulated depreciation                                       8,877,000              9,117,000
Prepaid reinsurance premiums                                     8,247,000              4,917,000
Deferred policy acquisition costs                                1,002,000              1,500,000
Other assets                                                     8,011,000             10,679,000
                                                            ---------------        ---------------
               Total assets                                   $932,889,000           $889,211,000
                                                            ===============        ===============

           Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                  $556,110,000           $540,583,000
   Reserve for extended reporting period claims                 26,924,000             26,674,000
   Unearned premiums                                            68,793,000             48,201,000
   Long-term debt                                               20,000,000             20,000,000
   Surplus contributions                                        10,094,000             10,094,000
   Accrued expenses and other liabilities                       27,918,000             21,562,000
                                                            ---------------        ---------------
               Total liabilities                               709,839,000            667,114,000
                                                            ---------------        ---------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                            -                      -
   Common stock, no par value; 25,000,000 shares authorized;
      8,383,196 and 8,383,924 shares issued and
      outstanding in 1999 and 1998, respectively                 8,383,000              8,384,000
   Additional paid-in capital                                   34,284,000             33,982,000
   Retained earnings                                           171,761,000            165,132,000
   Accumulated other comprehensive income,
      net of deferred federal income taxes                       8,622,000             14,599,000
                                                            ---------------        ---------------
               Total shareholders' equity                      223,050,000            222,097,000
                                                            ---------------        ---------------
               Total liabilities and shareholders' equity     $932,889,000           $889,211,000
                                                            ===============        ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                          PROFESSIONALS GROUP, INC.
                               AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                               ------------------------------------
                                                                                                 1999                      1998
                                                                                           ---------------          ---------------
                                                                                                                     (As Restated)
Revenues and other income:
   Net premiums written                                                                       $ 55,943,000             $ 48,000,000
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                                             (17,262,000)             (10,221,000)
                                                                                              ------------             ------------
   Premiums earned, net                                                                         38,681,000               37,779,000
   Net investment income                                                                         9,217,000                9,678,000
   Net realized investment gains                                                                 1,721,000                4,038,000
   Reinsurance experience refunds                                                                        -                  400,000
   Other                                                                                         1,047,000                  706,000
                                                                                              ------------             ------------
      Total revenues and other income                                                           50,666,000               52,601,000
                                                                                              ------------             ------------

Expenses:
   Losses and loss adjustment expenses, net                                                     32,616,000               34,792,000
   Increase in reserve for extended reporting
      period claims                                                                                250,000                  353,000
   Policy acquisition and other underwriting expenses                                            8,379,000                8,567,000
   Interest expense                                                                                290,000                  360,000
   Other                                                                                           599,000                        -
                                                                                              ------------             ------------
      Total expenses                                                                            42,134,000               44,072,000
                                                                                              ------------             ------------

      Income from operations before federal income taxes                                         8,532,000                8,529,000

Federal income taxes                                                                             1,877,000                2,209,000
                                                                                              ------------             ------------

      Net income                                                                              $  6,655,000             $  6,320,000
                                                                                              ============             ============


Net income per common share - basic                                                           $       0.79             $       0.76
                                                                                              ============             ============

Net income per common share - assuming dilution                                               $       0.78             $       0.76
                                                                                              ============             ============

Weighted average shares outstanding - basic                                                      8,383,706                8,353,330
                                                                                              ============             ============

Weighted average shares outstanding - assuming dilution                                          8,521,345                8,360,012
                                                                                              ============             ============


See accompanying notes to the unaudited condensed consolidated financial statements.

                          PROFESSIONALS GROUP, INC.
                               AND SUBSIDIARIES
          Condensed Consolidated Statements of Comprehensive Income
                                 (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                -----------------------------------
                                                                                                   1999                     1998
                                                                                                -----------             -----------
                                                                                                                       (As Restated)
Net income                                                                                      $ 6,655,000             $ 6,320,000
                                                                                                -----------             -----------
Other comprehensive income (loss):

  Unrealized holding gains (losses) on securities arising
    during the period (net of income taxes of $2,494,000
    and $556,000 in 1999 and 1998, respectively)                                                 (4,841,000)              1,080,000
  Less reclassification adjustment for realized gains
    included in net income (net of income taxes of $585,000
    and $1,373,000 in 1999 and 1998, respectively)                                               (1,136,000)             (2,665,000)
                                                                                                -----------             -----------
          Other comprehensive income (loss)                                                      (5,977,000)             (1,585,000)
                                                                                                -----------             -----------

          Comprehensive income                                                                  $   678,000             $ 4,735,000
                                                                                                ===========             ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Three Months Ended March 31,
                                                                                             --------------------------------------
                                                                                                 1999                      1998
                                                                                             -------------            -------------
                                                                                                                      (As Restated)
Net cash provided by operating activities                                                    $  20,635,000            $   8,135,000
                                                                                             -------------            -------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                                    307,577,000              226,500,000
   Purchases of short-term investments                                                        (346,415,000)            (219,075,000)
   Proceeds from maturity of securities available for sale                                       2,325,000                1,454,000
   Proceeds from sale of securities available for sale                                         120,657,000               74,871,000
   Purchases of securities available for sale                                                 (102,096,000)             (93,185,000)
   Purchases of property and equipment                                                             (73,000)                (104,000)
                                                                                             -------------            -------------
      Net cash used in investing activities                                                    (18,025,000)              (9,539,000)
                                                                                             -------------            -------------

Cash flows from financing activities - cash paid for
   dissenter's rights                                                                              (26,000)                       -
                                                                                             -------------            -------------

Net increase (decrease) in cash                                                                  2,584,000               (1,404,000)

Cash, beginning of period                                                                          379,000                2,636,000
                                                                                             -------------            -------------

Cash, end of period                                                                          $   2,963,000            $   1,232,000
                                                                                             =============            =============

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Group, Inc. ("Professionals Group," and with its direct and indirect subsidiaries, the "Company") is a business corporation that was incorporated under the laws of the State of Michigan on January 31, 1996 and functions as an insurance holding company. Professionals Group has four direct wholly-owned subsidiaries, three indirect wholly-owned subsidiaries and one direct eighty percent owned subsidiary. The direct wholly-owned subsidiaries are ProNational Insurance Company ("ProNational"), PICOM Insurance Agency, Inc. ("PIA"), Professionals Group Services Corporation ("PGSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of ProNational, are PICOM Claims Services Corporation ("PCSC"), ProNational Casualty Company ("ProNational Casualty") and Physicians Protective Plan, Inc. ("PPP"). The direct eighty percent owned subsidiary is MedAdvantage, Inc. ("MedAdvantage").

         ProNational is a stock, property and casualty insurer that offers professional liability insurance to providers of health care services in Florida, Michigan, Illinois, Indiana, Kentucky, Ohio and Pennsylvania. PIA is an inactive Michigan insurance agency. PGSC is a Michigan business corporation that administers certain benefit plans for ProNational employees. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis. ProNational Casualty is a stock, property and casualty insurer that is currently not issuing policies. PPP is a Florida insurance agency. MedAdvantage provides credentialing verification services for medical service providers.

         As more fully described in Note 3 to the accompanying financial statements, on July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). This transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of this business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(1)      Basis of Presentation, continued

         financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

(2)      Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding during each period after giving effect to stock dividends and treasury shares, calculated on a daily basis.

(3)      Business Combination

         On July 1, 1998, Professionals Group consummated its merger with PPTF. Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of this business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)      Related Party Transactions

         On April 20, 1999, the Securities and Exchange Commission declared effective the registration statement on Form S-1 filed by Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), through the newly formed MEEMIC Holdings, Inc., for the purpose of registering shares of its common stock to be issued in connection with the proposed demutualization of MEEMIC. Subject to the approval of the policyholders of MEEMIC, at a policyholder meeting to be held on May 25, 1999, MEEMIC would convert to a stock insurance company and become a wholly owned subsidiary of MEEMIC Holdings, Inc., using a subscription rights method of demutualization. MEEMIC's plan of demutualization contemplates the conversion of the $21.5 million Surplus Note of MEEMIC owned by Professionals Group into shares of MEEMIC Holdings, Inc. and the purchase by Professionals Group, as the standby purchaser, of any unexercised subscription rights. After the completion of MEEMIC's plan of demutualization, Professionals Group expects to own at least 51% of the stock of MEEMIC Holdings, Inc. The registration statement of MEEMIC Holdings, Inc. (registration statement no. 333-66671) should be consulted for a description of the proposed demutualization of MEEMIC and the expected role of Professionals Group.

(5)      Segment Information

         The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments - professional liability lines property and casualty insurance, personal lines property and casualty insurance and investment operations. The accounting policies of the segments are the same as those described in the basis of presentation footnote of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(5)      Segment Information, continued


                                                    Three months ended March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     -----------      ----------
                                                           (in thousands)
REVENUES:
      Professional liability lines                     $  27,520      $  27,736
      Personal lines                                      11,679         10,936
      Investment operations                               10,938         13,716
      Corporate and other                                    529            213
                                                       ---------      ---------
         Total revenues                                $  50,666      $  52,601
                                                       =========      =========

INCOME BEFORE INCOME TAXES:
      Professional liability lines                     $  (3,487)     $  (5,409)
      Personal lines                                       1,441            369
      Investment operations                               10,938         13,716
      Corporate and other                                   (360)          (147)
                                                       ---------      ---------

         Total income before income taxes              $   8,532      $   8,529
                                                       =========      =========

IDENTIFIABLE ASSETS:
      Property and casualty insurance                  $ 921,388      $ 860,123
      Corporate and other                                 11,501         13,595
                                                       ---------      ---------
         Total identifiable assets                     $ 932,889      $ 873,718
                                                       =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. (See the disclosures under "Item
1. Business - Forward Looking Statements" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Financial Condition -- March 31, 1999 Compared to December 31, 1998:

      On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. As a result of this business combination, all prior period financial information has been restated to reflect the combined operations of Professionals Group and PPTF (see also Note 3 to the Company's condensed consolidated financial statements contained herein).

      Total assets increased by $43.7 million, or 4.9%, to $932.9 million at March 31, 1999, compared to $889.2 million at December 31, 1998, primarily due to increases in invested assets, reinsurance balances, premiums due from policyholders and prepaid reinsurance premiums. Invested assets increased 1.5% to $701.5 million, or approximately 75% of the Company's total assets at March 31, 1999. This compares to invested assets of $691.0 million, or approximately 78% of the Company's total assets at December 31, 1998. The increase in invested assets was primarily due to positive cash flows from operations. Reinsurance balances have increased due to increased business in states which have higher limits, resulting in higher reinsurance coverage, therefore the reinsurance recoverables have continued to increase. The increases in premiums due from policyholders and prepaid reinsurance premiums reflect the timing of renewals for the Company's Illinois professional liability book of business, which have a common renewal date of January 1.

      The Company's investment portfolio continues to be dominated by fixed maturity securities at March 31, 1999, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At March 31, 1999, the fixed maturity portfolio had a fair value that was $12.9 million more than the $627.1 million amortized cost of such portfolio. At December 31, 1998, the fixed maturity portfolio had a fair value that was $22.3 million higher than the $646.9 million amortized cost of such portfolio. The reduction of fair value resulted from higher interest rates, particularly in the U.S. Treasury sector.

      Loss and loss adjustment expense reserves represented approximately 78% and 81% of the Company's consolidated liabilities at March 31, 1999 and December 31, 1998, respectively. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties. The Company's carried reserves have been established within the range of acceptable values periodically estimated by the Company's consulting actuary and are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

      Loss and loss adjustment expense reserves increased by $15.5 million, or 2.9%, to $556.1 million at March 31, 1999, from $540.6 million at December 31, 1998. This increase was primarily attributable to increased business in states which have higher limits, therefore loss and loss adjustment expense reserves have continued to increase.

      The unearned premium reserve increased by $20.6 million, or 42.7%, to $68.8 million at March 31, 1999, from $48.2 million at December 31, 1998. The increase was due mainly to the timing of renewals for the Company's Illinois professional liability book of business, which have a common renewal date of January 1.

      Shareholders' equity increased by less than 1.0% to $223.1 million at March 31, 1999, compared to $222.1 million at December 31, 1998. The increase in shareholders' equity was due to net income of $6.7 million and other increases in shareholders' equity of $0.3 million, which were offset by a decrease in accumulated other comprehensive income, consisting of unrealized losses on the investment portfolio of $6.0 million during the three month period ended March 31, 1999. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations -- Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998:

      Total net premiums written were $55.9 million for the three months ended March 31, 1999, an increase of $7.9 million, or 16.5%, compared to net premiums written of $48.0 million for the three months ended March 31, 1998. Professional liability related net premiums written were $44.8 million for the three months ended March 31, 1999, an increase of $7.2 million, or 19.2%, compared to net premiums written of $37.6 million for the three months ended March 31, 1998. The increase in professional liability net premiums written was mainly due to Florida policies issued in the last half of 1997 that had a one-time coverage term of eighteen months to convert policy renewal dates from a common renewal date of January 1. The issuance of these eighteen month policies in 1997 resulted in a decrease in premiums written in 1998 because these policies were not renewed until 1999. The increase in professional liability net premiums written was offset somewhat by continued price-based competition. The reinsurance premiums assumed from MEEMIC were $11.1 million for the three months ended March 31, 1999, an increase of $0.7 million, or 6.9%, compared to net premiums written of $10.4 million for the three months ended March 31, 1998.

      Total net premiums earned were $38.7 million for the three months ended March 31, 1999, an increase of $0.9 million, or 2.4%, compared to net premiums earned of $37.8 million for the three months ended March 31, 1998. Net earned premiums increased primarily as a result of the reinsurance assumed from MEEMIC. Professional liability net earned premiums also increased due to increased business in Ohio and Pennsylvania and expansion of business into Kentucky, which was offset somewhat by lower earned premium income in Michigan and Florida resulting from price-based competition.

      The Company continued to balance its need for rate adjustments with a goal of maintaining market share in very competitive environments in Florida, Michigan, Illinois, Indiana, Kentucky, Ohio and Pennsylvania. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

      Net investment income, excluding realized investment gains, was $9.2 million for the three months ended March 31, 1999, a decrease of $0.5 million, or 4.8%, compared to net investment income of $9.7 million for the three months ended March 31, 1998. The decrease in net investment income resulted as average fixed maturity invested assets were lower during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 and due to lower prevailing interest rates, particularly in the spread-products sector. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 6.9% as of March 31, 1999 and 1998, respectively. Net realized investment gains were $1.7 million and $4.0 million during the three months ended March 31, 1999 and 1998, respectively. The significant amount of investment gains recorded in the first quarter of 1998 was attributable to the sale of a majority of the Company's common stock portfolio due to the Company's desire to maximize after-tax investment yield in 1998 and future years.

      Total incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $32.9 million for the three months ended March 31, 1999, a decrease of $2.3 million, or 6.5%, compared to $35.2 million for the same period of 1998. As a percentage of premiums earned, the total incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 85.0% for the three months ended March 31, 1999, compared to 93.0% for the same period of 1998. This decrease arose from both the professional liability and MEEMIC books of business, as further discussed below.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $26.1 million for the three months ended March 31, 1999, a decrease of $1.7 million, or 6.2%, compared to $27.8 million for the three months ended March 31, 1998. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 94.8% for the three months ended March 31, 1999, compared to 101.8% for the same period of 1998. The professional liability insurance incurred loss and loss adjustment expense ratio has decreased due mainly to reinsurance benefits derived from a stop loss reinsurance contract entered into for the 1999 accident year and favorable development of prior years' loss reserves related to the Company's book of business in the Midwest. The stop loss reinsurance contract has reduced the loss and loss adjustment expense ratio by approximately
7.0 percentage points.

      Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $6.8 million for the three months ended March 31, 1999, a decrease of $0.5 million, or 7.5%, compared to $7.3 million for the same period of 1998. As a percentage of premiums earned, the personal liability insurance generated an incurred loss and loss adjustment expense ratio of 60.7% for the three months ended March 31, 1999, compared to 70.2% for the same period of 1998. The decrease in the personal liability insurance loss and loss adjustment expense ratio was attributable to favorable development of prior years' loss reserves and mild weather during the first quarter of 1999.

      Policy acquisition and underwriting expenses were $8.4 million for the three months ended March 31, 1999, a decrease of $0.2 million, or 2.2%, compared to policy acquisition and underwriting expenses of $8.6 million for the same period of 1998. As a percentage of premiums earned, the underwriting expense ratio decreased to 21.7% for the three months ended March 31, 1999, from 22.7% for the same period of 1998. Interest expense was $0.3 million and $0.4 million during the three months ended March 31, 1999 and 1998, respectively. See "Liquidity and Capital Resources."

      The Company recorded $1.9 million in federal income tax expense for the three months ended March 31, 1999, compared to $2.2 million during the same period in 1998. The effective tax rate was 22.0% for the three months ended March 31, 1999, compared to 25.9% for the three months ended March 31, 1998. The Company's lower effective tax rate for the three months ended March 31, 1999 was due primarily to increased holdings in tax-exempt municipal bonds compared to the same period in 1998.

      Net income for the three months ended March 31, 1999 was $6.7 million, or $0.78 per share (assuming dilution) on revenues of $50.7 million. This compares to net income of $6.3 million, or $0.76 per share (assuming dilution) on revenues of $52.6 million, for the three months ended March

31, 1998. The improvement in earnings was attributable to improvements in both the loss and loss adjustment expense ratio and the underwriting expense ratio, as described previously.

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

      The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the three month periods ended March 31, 1999 or 1998. As of March 31, 1999, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

      On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (5.87% at March 31, 1999), and payable quarterly (the "Credit Agreement"). The remaining principal payments are due on April 30, as follows: 1999 - $2,500,000; 2000 - $3,000,000; 2001 - $3,000,000; 2002 -
$3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000.

      The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at March 31, 1999.

      On April 14, 1999, Professionals Group's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's common stock in open market transactions over the next twelve months. This repurchase plan represents approximately 5% of the issued and outstanding common stock of the Company. No shares have been repurchased under the program to date.

      On April 20, 1999, the Securities and Exchange Commission declared effective the registration statement on Form S-1 filed by Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), through the newly formed MEEMIC Holdings, Inc., for the purpose of registering shares of its common stock to be issued in connection with the proposed demutualization of MEEMIC. Subject to the approval of the policyholders of MEEMIC, at a policyholder meeting to be held on May 25, 1999, MEEMIC would convert to a stock insurance company and become a wholly owned subsidiary of MEEMIC Holdings, Inc., using a subscription rights method of demutualization. MEEMIC's plan of demutualization contemplates the conversion of the $21.5 million Surplus Note of MEEMIC owned by Professionals Group into shares of MEEMIC Holdings, Inc. and the purchase by Professionals Group, as the standby purchaser, of any unexercised subscription rights. After the completion of MEEMIC's plan of demutualization, Professionals Group expects to own at least 51% of the stock of MEEMIC Holdings, Inc. The registration statement of MEEMIC Holdings, Inc. (registration statement no. 333-66671) should be consulted for a description of the proposed demutualization of MEEMIC and the expected role of Professionals Group.

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

      The Company has developed and followed a plan to ensure all modifications and conversions to its primary computerized information systems are implemented and thoroughly tested on a timely basis. The Company estimates that 95% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by June 30, 1999 and that the Company's primary computerized information systems will be Year 2000-compliant by that date.

      Although the Company has established a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, the Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other persons and entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, the Company has been monitoring the Year 2000 issues of certain third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to their ability to become Year 2000-compliant by June 30, 1999. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances that the Company's mitigation efforts will be successful or that the failure of any third party to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

      Both internal and external resources will be utilized in the Company's efforts to become Year 2000-compliant. During 1998 and 1997, approximately $160,000 and $150,000, respectively, of costs were incurred by the Company in connection with its efforts to become Year 2000-compliant. During the three months ended March 31, 1999, approximately $60,000 of costs were incurred by the Company in connection with its efforts to become Year 2000-compliant. The total costs of the Company's efforts to become Year 2000-compliant are not expected to exceed $500,000. All such costs have been, and will continue to be, expensed as incurred.

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

      As of March 31, 1999, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds.

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

      The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at March 31, 1999 were deemed to be temporary.

      The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

Financial instruments subject to interest rate risk as of March 31, 1999 were as follows:


                                                                                       Market Value
                                                        ---------------------------------------------------------------------------
                                                        -200 bps        -100 bps                           +100 bps        +200 bps
                                                         Change          Change           Actual            Change          Change
                                                        ----------------------------------------------------------------------------
                                                                                         (in thousands)



U.S. Treasury securities and obligations of
U.S. government corporations and agencies               $ 45,916         $ 43,682          $41,895          $40,407         $39,080


Debt securities issued by states of the
United States and political subdivisions of the
states                                                   344,261          325,546          307,845          290,999          275,063

Corporate debt securities                                119,890          113,188          107,344          102,221           97,698

Mortgage-backed securities                               135,529          133,556          130,027          125,061          119,804

Asset-backed securities                                   39,147           37,879           36,608           35,312           33,913
Redeemable preferred stocks                               18,242           17,223           16,330           15,554           14,866
Short-term investments                                    56,873           56,873           56,873           56,873           56,873
                                                        --------         --------         --------         --------         --------
                                                        $759,858         $727,947         $696,922         $666,427         $637,297
                                                        ========         ========         ========         ========         ========

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

Financial instruments subject to equity market risk as of March 31, 1999 were as follows:



                                                       Hypothetical Market
                                    Actual                   Changes
                                    Market          ------------------------
                                    Value            +10%              -10%
                                   ------           ------            ------

Common stock (in thousands)        $4,200           $4,620            $3,780
                                   ======           ======            ======



      The table above summarizes the Company's equity price risk as of March 31, 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of March 31, 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

      The Company generally does not invest in equity securities for trading purposes. As of March 31, 1999, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)Exhibits.

             Item 601
          Regulation S-K
        Exhibit Reference
                Number              Exhibit Description
                ------              -------------------

               (11)                 No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

               (27)                 Financial Data Schedule of registrant.*

-----------------------------------

*     Filed herewith.

      (b)Reports on Form 8-K.

         None.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROFESSIONALS  GROUP, INC.


DATE:  May 12, 1999                /s/ John F. Lang
                                   ---------------------------------------------
                                   John F. Lang
                                   Vice President, Treasurer and
                                   Chief Accounting Officer (Principal Financial
                                   Officer and Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

Exhibit No.                                     Description
-----------                                     -----------
    27                                          Financial Data Schedule