Form 10-Q
period 1999-06-30
PROFESSIONALS GROUP INC
filed 1999-08-12
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




     (Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the registrant's common stock, no par value per share, as of August 12, 1999 was 8,332,195.

                                TABLE OF CONTENTS



                                                                                                  PAGE NO.

PART I.  FINANCIAL INFORMATION



                Item 1.    Financial Statements


                                Condensed   Consolidated   Balance   Sheets  at  June  30,  1999         3
                                (Unaudited) and December 31, 1998

                                Condensed  Consolidated  Statements of Operations  for the Three         4
                                Months and Six Months Ended June 30, 1999 and 1998 (Unaudited)

                                Condensed  Consolidated  Statements of Comprehensive  Income for         5
                                the Three  Months  and Six Months  Ended June 30,  1999 and 1998
                                (Unaudited)

                                Condensed  Consolidated  Statements  of Cash  Flows  for the Six         6
                                Months Ended June 30, 1999 and 1998 (Unaudited)

                                Notes to Condensed Consolidated Financial Statements (Unaudited)       7-10

                Item 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and      11-19
                           Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 19-22

PART II. OTHER INFORMATION

                Item 4.    Submission of Matters to a Vote of Security Holders                        22-23

                Item 6.    Exhibits and Reports on Form 8-K                                             23

                Signatures                                                                              24

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                               June 30,             December 31,
                          Assets                                 1999                   1998
                                                            ---------------        ---------------
                                                              (Unaudited)
Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost:  $622,330,000 and $646,864,000)        $618,152,000           $669,118,000
   Equity securities available for sale, at fair value
      (cost:  $4,100,000 and $4,035,000)                         4,496,000              3,901,000
   Short-term investments, at cost                              51,642,000             17,593,000
   Real estate, at cost, net of accumulated depreciation           410,000                421,000
                                                            ---------------        ---------------
               Total investments                               674,700,000            691,033,000
Cash                                                               744,000                379,000
Restricted cash                                                  2,070,000              2,070,000
Premiums due from policyholders                                 29,789,000             27,580,000

Reinsurance balances                                           134,725,000            106,692,000
Accrued investment income                                       10,922,000             10,743,000
Deferred federal income taxes                                   29,871,000             24,501,000
Property and equipment, at cost, net of
  accumulated depreciation                                       9,754,000              9,117,000
Prepaid reinsurance premiums                                     7,117,000              4,917,000
Deferred policy acquisition costs                                1,004,000              1,500,000
Other assets                                                    10,111,000             10,679,000
                                                            ---------------        ---------------
               Total assets                                   $910,807,000           $889,211,000
                                                            ===============        ===============

           Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                  $563,684,000           $540,583,000
   Reserve for extended reporting period claims                 27,174,000             26,674,000
   Unearned premiums                                            58,713,000             48,201,000
   Long-term debt                                               17,500,000             20,000,000
   Surplus contributions                                        10,094,000             10,094,000
   Accrued expenses and other liabilities                       17,860,000             21,562,000
                                                            ---------------        ---------------
               Total liabilities                               695,025,000            667,114,000
                                                            ---------------        ---------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                            -                      -
   Common stock, no par value; 25,000,000 shares authorized;
      8,351,183 and 8,383,924 shares issued and
      outstanding in 1999 and 1998, respectively                 8,351,000              8,384,000
   Additional paid-in capital                                   33,062,000             33,982,000
   Retained earnings                                           176,865,000            165,132,000
   Accumulated other comprehensive income (loss),
      net of deferred federal income taxes                      (2,496,000)            14,599,000
                                                            ---------------        ---------------
               Total shareholders' equity                      215,782,000            222,097,000
                                                            ---------------        ---------------
               Total liabilities and shareholders' equity     $910,807,000           $889,211,000
                                                            ===============        ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                                 -------------------------      ------------------------------
                                                                 1999            1998               1999             1998
                                                                 ----            ----               ----             ----
                                                                             (As Restated)                       (As Restated)
Revenues and other income:
   Net premiums written                                         $30,895,000    $22,024,000      $ 86,839,000     $  70,024,000
   Decrease (increase) in unearned premiums, net of
      prepaid reinsurance premiums                                8,950,000     13,268,000        (8,312,000)        3,047,000
                                                                -----------   ------------      ------------    --------------
   Premiums earned, net                                          39,845,000     35,292,000        78,527,000        73,071,000
   Net investment income                                          9,387,000      9,730,000        18,604,000        19,408,000
   Net realized investment gains                                    949,000         23,000         2,670,000         4,061,000
   Reinsurance experience refunds                                  -             2,695,000          -                3,095,000
   Other                                                          1,191,000        779,000         2,238,000         1,485,000
                                                                -----------   ------------      ------------    --------------
      Total revenues and other income                            51,372,000     48,519,000       102,039,000       101,120,000
                                                                -----------   ------------      ------------    --------------

Expenses:
   Losses and loss adjustment expenses, net                      31,706,000     69,600,000        64,323,000       104,392,000
   Increase (decrease) in reserve for extended reporting
      period claims                                                 250,000       (108,000)          500,000           245,000
   Policy acquisition and other underwriting expenses            11,934,000      9,036,000        20,313,000        17,603,000
   Interest expense                                                 264,000        334,000           554,000           694,000
   Other                                                            477,000       -                1,075,000          -
                                                                -----------   ------------      ------------    --------------
      Total expenses                                             44,631,000     78,862,000        86,765,000       122,934,000
                                                                -----------   ------------      ------------    --------------

      Income (loss) from operations before federal income
        taxes (benefit)                                           6,741,000    (30,343,000)       15,274,000      (21,814,000)

Federal income taxes (benefit)                                    1,637,000     (9,464,000)        3,515,000       (7,255,000)
                                                                -----------   ------------      ------------    -------------

      Net income (loss)                                         $ 5,104,000   ($20,879,000)     $ 11,759,000    ($ 14,559,000)
                                                                ===========   ============      ============    =============



Net income (loss) per common share - basic                      $      0.61   ($      2.50)     $       1.40    ($       1.74)
                                                                ===========   ============      ============    =============

Net income (loss) per common share - assuming dilution          $      0.60   ($      2.50)     $       1.38    ($       1.74)
                                                                ===========   ============      ============    =============

Weighted average shares outstanding - basic                       8,372,115      8,353,330         8,377,878        8,353,330
                                                                ===========   ============      ============    =============

Weighted average shares outstanding - assuming dilution           8,479,825      8,353,330         8,500,553        8,353,330
                                                                ===========   ============      ============    =============


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                        Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                ------------------------------   -------------------------------
                                                                    1999             1998           1999               1998
                                                                    ----             ----           ----               ----
                                                                                 (As Restated)                     (As Restated)
Net income (loss)                                                $ 5,104,000    ($20,879,000)    $11,759,000       ($14,559,000)
                                                                ------------     -----------     -----------       ------------

Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising
   during the period (net of income taxes of $5,405,000 and
   $1,309,000 for three months in 1999 and 1998, respectively and $7,899,000 and $1,865,000 for six months in 1999 and
   1998, respectively)                                           (10,492,000)      2,541,000     (15,333,000)         3,621,000
  Less reclassification adjustment for realized gains
   included in net income (loss) (net of income taxes of
   $323,000 and $8,000 for three months in 1999 and 1998,
   respectively and $908,000 and $1,381,000 for six months
   in 1999 and 1998, respectively)                                  (626,000)        (15,000)     (1,762,000)        (2,680,000)
                                                                ------------     -----------     -----------       ------------
          Other comprehensive income (loss)                      (11,118,000)      2,526,000     (17,095,000)           941,000
                                                                ------------     -----------     -----------       ------------

          Comprehensive income (loss)                           ($ 6,014,000)   ($18,353,000)    ($5,336,000)      ($13,618,000)
                                                                ============    ============     ===========       ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                  Six Months Ended June 30,
                                                            --------------------------------------
                                                                 1999                   1998
                                                            ---------------        ---------------
                                                                                    (As Restated)
Net cash provided by (used in) operating activities         $   12,263,000         $   (2,932,000)
                                                            ---------------        ---------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments    665,042,000            367,853,000
   Purchases of short-term investments                        (698,091,000)          (354,458,000)
   Proceeds from maturity of securities available for sale         500,000              2,941,000
   Proceeds from sale of securities available for sale         163,714,000            126,075,000
   Purchases of securities available for sale                 (138,112,000)          (142,805,000)
   Purchases of property and equipment                          (1,290,000)              (594,000)
   Payment on liability for purchased book of business            (637,000)              (600,000)
                                                            ---------------        ---------------
      Net cash used in investing activities                     (8,874,000)            (1,588,000)
                                                            ---------------        ---------------

Cash flows from financing activities:
   Repayment of long-term debt                                  (2,500,000)            (2,500,000)
   Book overdrafts                                                 996,000              6,375,000
   Common stock repurchased                                     (1,494,000)              -
   Cash paid for dissenter's rights                                (26,000)              -
                                                            ---------------        ---------------
      Net cash provided by (used in) financing activities       (3,024,000)             3,875,000
                                                            ---------------        ---------------

Net increase (decrease) in cash                                    365,000               (645,000)

Cash, beginning of period                                          379,000              2,636,000
                                                            --------------         ---------------

Cash, end of period                                         $      744,000         $    1,991,000
                                                            ===============        ===============

Supplemental schedule of noncash financing activities -
   Issuance of common stock as compensation                 $      541,000               -
                                                            ===============        ===============


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Group, Inc. ("Professionals Group," and with its direct and indirect subsidiaries, the "Company") is a business corporation that was incorporated under the laws of the State of Michigan on January 31, 1996 and functions as an insurance holding company. Professionals Group has four direct wholly-owned subsidiaries; three indirect wholly-owned subsidiaries and one direct eighty percent owned subsidiary. The direct wholly-owned subsidiaries are ProNational Insurance Company ("ProNational"), ProNational Insurance Agency, Inc. ("PIA"), Professionals Group Services Corporation ("PGSC") and American Insurance Management Corporation ("AIMC"). The indirect wholly-owned entities, all of which are wholly-owned subsidiaries of ProNational, are PICOM Claims Services Corporation ("PCSC"), ProNational Casualty Company ("ProNational Casualty") and Physicians Protective Plan, Inc. ("PPP"). The direct eighty percent owned subsidiary is MedAdvantage, Inc. ("MedAdvantage").

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

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(1)      Basis of Presentation, continued

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

(4)      Segment Information

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

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)      Segment Information, continued

                                                      Three months ended June 30,               Six months ended June 30,
                                                  -------------------------------------   --------------------------------------
                                                         1999                 1998              1999                 1998
                                                  ------------------------------------------------------------------------------

                                                                                 (in thousands)
REVENUES:
      Professional liability lines                $        28,493      $        27,544    $         56,014     $         55,280
      Personal lines                                       11,900               10,942              23,579               21,878
      Investment operations                                10,336                9,753              21,274               23,469
      Corporate and other                                     643                  280               1,172                  493
                                                  ----------------     ----------------   -----------------    -----------------


         Total revenues                           $        51,372      $        48,519    $        102,039     $        101,120
                                                  ================     ================   =================    =================

INCOME (LOSS) BEFORE INCOME TAXES:
      Professional liability lines                $        (6,485)     $       (40,505)   $         (9,972)    $        (45,914)
      Personal lines                                        2,988                  463               4,429                  832
      Investment operations                                10,336                9,753              21,274               23,469
      Corporate and other                                     (98)                 (54)               (457)                (201)
                                                  ----------------     ----------------   -----------------    -----------------

         Total income (loss) before income taxes
                                                  $         6,741      $       (30,343)   $         15,274     $        (21,814)
                                                  ================     ================   =================    =================

IDENTIFIABLE ASSETS:
      Property and casualty insurance             $       902,487      $       845,757
      Corporate and other                                   8,320               14,807
                                                  ----------------     ----------------

         Total identifiable assets                $       910,807      $       860,564
                                                  ================     ================

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(5)      Subsequent Event

         On July 1, 1999, Michigan Educational Employees Mutual Insurance Company ("MEEMIC"), a Michigan domiciled insurance company that provides personal automobile and homeowners coverages to teachers and other educational employees in the state of Michigan, completed its conversion to a stock insurance company. As a result of the conversion, MEEMIC became a wholly-owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 76.8%, of the outstanding common stock of MEEMIC Holdings, at a price of $10 per share. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1,522,090) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. The registration statement of MEEMIC Holdings (registration statement no. 333-66671) should be consulted for additional information concerning the conversion and the role of Professionals Group. Pro forma financial information with respect to this acquisition is not available at the present time. Beginning with the third quarter of 1999, the financial results of MEEMIC Holdings will be consolidated into the financial results of the Company.

(6)      Effects of New Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. As the Company currently does not use derivative instruments, we anticipate that the adoption of SFAS No. 133 will not affect the results of operations or financial position of the Company.

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

Financial Condition -- June 30, 1999 Compared to December 31, 1998:

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

      Total assets increased by $21.6 million, or 2.4%, to $910.8 million at June 30, 1999, compared to $889.2 million at December 31, 1998, primarily due to increases in reinsurance balances and prepaid reinsurance premiums. Invested assets decreased 2.4% to $674.7 million, or approximately 74% of the Company's total assets at June 30, 1999. This compares to invested assets of $691.0 million, or approximately 78% of the Company's total assets at December 31, 1998. The decrease in invested assets was primarily due to a reduction in the fair value of the fixed maturity portfolio, as further discussed below. Reinsurance balances have increased due to increased business in states that have higher limits, resulting in higher reinsurance coverage, therefore the reinsurance recoverables have continued to increase. The increase in prepaid reinsurance premiums reflect the timing of renewals for the Company's Illinois professional liability book of business, which have a common renewal date of January 1.

      The Company's investment portfolio continues to be dominated by fixed maturity securities at June 30, 1999, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At June 30, 1999, the fixed maturity portfolio had a fair value that was $4.2 million less than the $622.3 million amortized cost of such portfolio. At December 31, 1998, the fixed maturity portfolio had a fair value that was $22.3 million higher than the $646.9 million amortized cost of such portfolio. The reduction of fair value resulted from higher interest rates, particularly in the U.S. Treasury sector.

      Loss and loss adjustment expense reserves represented approximately 81% of the Company's consolidated liabilities at both June 30, 1999 and December 31, 1998. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating professional liability reserves is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties. The Company's carried reserves have been established within the range of acceptable values periodically estimated by the Company's consulting actuary and are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

      Loss and loss adjustment expense reserves increased by $23.1 million, or 4.3%, to $563.7 million at June 30, 1999, from $540.6 million at December 31, 1998. This increase was primarily attributable to increased professional liability business in states that have higher limits, therefore loss and loss adjustment expense reserves have continued to increase.

      The unearned premium reserve increased by $10.5 million, or 21.8%, to $58.7 million at June 30, 1999, from $48.2 million at December 31, 1998. The increase was due mainly to the timing of renewals for the Company's Illinois professional liability book of business, which have a common renewal date of January 1.

      Shareholders' equity decreased by 2.8% to $215.8 million at June 30, 1999, compared to $222.1 million at December 31, 1998. The decrease in shareholders' equity was due to a decrease in accumulated other comprehensive income, consisting of unrealized losses on the investment portfolio of $17.1 million and other decreases in shareholders' equity of $1.0 million, which was offset by net income of $11.8 million during the six month period ended June 30, 1999. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations -- Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998:

      Total net premiums written were $30.9 million for the three months ended June 30, 1999, an increase of $8.9 million, or 40.3%, compared to net premiums written of $22.0 million for the three months ended June 30, 1998. Professional liability related net premiums written were $19.5 million for the three months ended June 30, 1999, an increase of $7.9 million, or 68.8%, compared to net premiums written of $11.6 million for the three months ended June 30, 1998. The increase in professional liability net premiums written was mainly due to Florida policies issued in the last half of 1997 that had a one-time coverage term of eighteen months to convert policy renewal dates from a common renewal date of January 1. The issuance of these eighteen month policies in 1997 resulted in a decrease in premiums written in 1998 because these policies were not renewed until 1999. The increase in professional liability net premiums written was offset somewhat by continued price-based competition. The reinsurance premiums assumed from MEEMIC were $11.3 million for the three months ended June 30, 1999, an increase of $0.9 million, or 8.7%, compared to net premiums written of $10.4 million for the three months ended June 30, 1998.

      Total net premiums earned were $39.8 million for the three months ended June 30, 1999, an increase of $4.5 million, or 12.9%, compared to net premiums earned of $35.3 million for the three months ended June 30, 1998. Professional liability net earned premiums were $28.5 million for the three months ended June 30, 1999, an increase of $3.6 million, or 14.7%, compared to $24.9 million for the three months ended June 30, 1998. Net earned reinsurance premiums assumed from MEEMIC were $11.3 million for the three months ended June 30, 1999, an increase of $0.9 million, or 8.7%, compared to $10.4 million for the three months ended June 30, 1998.

      The Company continued to balance its need for rate adjustments with a goal of maintaining market share in a very competitive professional liability environment. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

      Net investment income, excluding realized investment gains, was $9.4 million for the three months ended June 30, 1999, a decrease of $0.3 million, or 3.5%, compared to net investment income of $9.7 million for the three months ended June 30, 1998. The decrease in net investment income resulted as average fixed maturity invested assets were lower during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and due to lower prevailing interest rates, particularly in the spread-products sector. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 7.0% as of June 30, 1999 and 1998, respectively. Net realized investment gains were $1.0 million during the three months ended June 30, 1999 and were negligible during the three months ended June 30, 1998.

      Reinsurance experience refunds were $2.7 million for the three months ended June 30, 1998. Through 1995, reinsurance agreements on the Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if they exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were paid to the Company when losses developed favorably. During 1998, reinsurance contracts covering claims prior to 1991 were commuted. Therefore, any deferred reinsurance profits from these contracts were recognized in 1998. Reinsurance experience refunds subsequent to 1998 are not expected to be material.

      Total incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $32.0 million for the three months ended June 30, 1999, a decrease of $37.5 million, or 54.0%, compared to $69.5 million for the same period of 1998. The decrease was primarily due to a $25.6 million increase to loss reserves to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business as well as a $9.5 million excess limits verdict on one Florida claim, both of which occurred during the three months ended June 30, 1998. As a percentage of premiums earned, the total incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 80.2% for the three months ended June 30, 1999, compared to 92.2% (excluding the reserve charges) for the same period of 1998. This decrease arose from both the professional liability and MEEMIC books of business, as further discussed below.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $26.3 million for the three months ended June 30, 1999, a decrease of $0.8 million, or 3.0%, compared to $27.1 million (excluding the reserve charges) for the three months ended June 30, 1998. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 92.4% for the three months ended June 30, 1999, compared to 101.1% for the same period of 1998 (excluding the reserve charges). The professional liability insurance incurred loss and loss adjustment expense ratio has decreased due mainly to reinsurance benefits derived from a stop loss reinsurance contract entered into for the 1999 accident year and favorable development of prior years' loss reserves related to the Company's book of business in the Midwest. The stop loss reinsurance contract has reduced the loss and loss adjustment expense ratio by approximately 7.0 percentage points.

      Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $5.6 million for the three months ended June 30, 1999, a decrease of $1.6 million, or 22.4%, compared to $7.2 million for the same period of 1998. As a percentage of premiums earned, the personal liability insurance generated an incurred loss and loss adjustment expense ratio of 49.5% for the three months ended June 30, 1999, compared to 69.3% for the same period of 1998. The decrease in the personal liability insurance loss and loss adjustment expense ratio was attributable to a reduction in IBNR reserves recorded by Professionals Group and mild weather during the second quarter of 1999.

      Policy acquisition and underwriting expenses were $11.9 million for the three months ended June 30, 1999, an increase of $2.9 million, or 32.1%, compared to policy acquisition and underwriting expenses of $9.0 million for the same period of 1998. As a percentage of premiums earned, the underwriting expense ratio increased to 30.0% for the three months ended June 30, 1999, from 25.6% for the same period of 1998. The increase was mainly attributable to $2.0 million in severance expenses incurred during the three months ended June 30, 1999 due to the resignation of three executives that joined Professionals Group from PPTF. Excluding these severance expenses, the expense ratio was 25.0% for the three months ended June 30, 1999. Interest expense was $0.3 million during both three month periods ended June 30, 1999 and 1998. See "Liquidity and Capital Resources."

      The Company recorded $1.6 million in federal income tax expense for the three months ended June 30, 1999, compared to a $9.5 million tax benefit during the same period in 1998 (due to the pretax loss generated). The effective tax rate was 24.3% for the three months ended June 30, 1999, compared to a tax benefit rate of (31.2%) for the three months ended June 30, 1998. The Company's relatively low effective tax rate for the three months ended June 30, 1999 was due primarily to an increase in the percentage of tax-exempt municipal bonds held in 1999.

      Net income for the three months ended June 30, 1999 was $5.1 million, or $0.60 per share (assuming dilution) on revenues of $51.4 million. This compares to a net loss of $20.9 million, or a loss of $2.50 per share (assuming dilution) on revenues of $48.5 million, for the three months ended June 30, 1998 (caused by the loss reserve charge and excess limits verdict mentioned previously). The improvement in earnings was primarily attributable to the improvement in the loss and loss adjustment expense ratio, as described previously.

Results of Operations -- Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:

      Total net premiums written were $86.8 million for the six months ended June 30, 1999, an increase of $16.8 million, or 24.0%, compared to net premiums written of $70.0 million for the six months ended June 30, 1998. Professional liability related net premiums written were $64.3 million for the six months ended June 30, 1999, an increase of $15.2 million, or 30.9%, compared to net premiums written of $49.1 million for the six months ended June 30, 1998. The increase in professional liability net premiums written was mainly due to Florida policies issued in the last half of 1997 that had a one-time coverage term of eighteen months to convert policy renewal dates from a common renewal date of January 1. The issuance of these eighteen month policies in 1997 resulted in a decrease in premiums written in 1998 because these policies were not renewed until 1999. The increase in professional liability net premiums written was offset somewhat by continued price-based competition. The reinsurance premiums assumed from MEEMIC were $22.5 million for the six months ended June 30, 1999, an increase of $1.6 million, or 7.8%, compared to net premiums written of $20.9 million for the six months ended June 30, 1998.

      Total net premiums earned were $78.5 million for the six months ended June 30, 1999, an increase of $5.4 million, or 7.5%, compared to net premiums earned of $73.1 million for the six months ended June 30, 1998. Professional liability net earned premiums were $56.0 million for the six months ended June 30, 1999, an increase of $3.8 million, or 7.3%, compared to $52.2 million for the six months ended June 30, 1998. Net earned reinsurance premiums assumed from MEEMIC were $22.5 million for the six months ended June 30, 1999, an increase of $1.6 million, or 7.8%, compared to $20.9 million for the six months ended June 30, 1998.

      The Company continued to balance its need for rate adjustments with a goal of maintaining market share in a very competitive professional liability environment. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

      Net investment income, excluding realized investment gains, was $18.6 million for the six months ended June 30, 1999, a decrease of $0.8 million, or 4.1%, compared to net investment income of $19.4 million for the six months ended June 30, 1998. The decrease in net investment income resulted as average fixed maturity invested assets were lower during the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and due to lower prevailing interest rates, particularly in the spread-products sector. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 7.0% as of June 30, 1999 and 1998, respectively. Net realized investment gains were $2.7 million and $4.1 million during the six months ended June 30, 1999 and 1998, respectively. The significant amount of investment gains recorded in the first six months of 1998 was attributable to the sale of a majority of the Company's common stock portfolio due to the Company's desire to maximize after-tax investment yield in 1998 and future years.

      Reinsurance experience refunds were $3.1 million for the six months ended June 30, 1998. Through 1995, reinsurance agreements on the Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if they exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were paid to the Company when losses developed favorably. During 1998, reinsurance contracts covering claims prior to 1991 were commuted. Therefore, any deferred reinsurance profits from these contracts were recognized in 1998. Reinsurance experience refunds subsequent to 1998 are not expected to be material.

      Total incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $64.8 million for the six months ended June 30, 1999, a decrease of $39.8 million, or 38.1%, compared to $104.6 million for the same period of 1998. The decrease was primarily due to a $25.6 million increase to loss reserves to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business as well as a $9.5 million excess limits verdict on one Florida claim, both of which occurred during the six months ended June 30, 1998. As a percentage of premiums earned, the total incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 82.6% for the six months ended June 30, 1999, compared to 92.6% (excluding the reserve charges) for the same period of 1998. This decrease arose from both the professional liability and MEEMIC books of business, as further discussed below.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $52.4 million for the six months ended June 30, 1999, a decrease of $2.5 million, or 4.6%, compared to $55.0 million (excluding the reserve charges) for the six months ended June 30, 1998. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 93.6% for the six months ended June 30, 1999, compared to 101.4% for the same period of 1998 (excluding the reserve charges). The professional liability insurance incurred loss and loss adjustment expense ratio has decreased due mainly to reinsurance benefits derived from a stop loss reinsurance contract entered into for the 1999 accident year and favorable development of prior years' loss reserves related to the Company's book of business in the Midwest. The stop loss reinsurance contract has reduced the loss and loss adjustment expense ratio by approximately 7.0 percentage points.

      Incurred losses and loss adjustment expenses related to the personal automobile and homeowners insurance assumed from MEEMIC (the "personal liability insurance") totaled $12.4 million for the six months ended June 30, 1999, a decrease of $2.2 million, or 14.9%, compared to $14.6 million for the same period of 1998. As a percentage of premiums earned, the personal liability insurance generated an incurred loss and loss adjustment expense ratio of 55.1% for the six months ended June 30, 1999, compared to 69.8% for the same period of 1998. The decrease in the personal liability insurance loss and loss adjustment expense ratio was attributable to a reduction in IBNR reserves recorded by Professionals Group and mild weather during 1999.

      Policy acquisition and underwriting expenses were $20.3 million for the six months ended June 30, 1999, an increase of $2.7 million, or 15.4%, compared to policy acquisition and underwriting expenses of $17.6 million for the same period of 1998. As a percentage of premiums earned, the underwriting expense ratio increased to 25.9% for the six months ended June 30, 1999, from 24.1% for the same period of 1998. The increase was mainly attributable to $2.0 million in severance expenses incurred during the six months ended June 30, 1999 due to the resignation of three executives that joined Professionals Group from PPTF. Excluding these severance expenses, the expense ratio was 23.4% for the six months ended June 30, 1999. Interest expense was $0.6 million and $0.7 million during the six month periods ended June 30, 1999 and 1998, respectively. See "Liquidity and Capital Resources."

      The Company recorded $3.5 million in federal income tax expense for the six months ended June 30, 1999, compared to a $7.3 million tax benefit during the same period in 1998 (due to the pretax loss generated). The effective tax rate was 23.0% for the six months ended June 30, 1999, compared to a tax benefit rate of (33.3%) for the six months ended June 30, 1998. The Company's relatively low effective tax rate for the six months ended June 30, 1999 was due primarily to an increase in the percentage of tax-exempt municipal bonds held in 1999.

      Net income for the six months ended June 30, 1999 was $11.8 million, or $1.38 per share (assuming dilution) on revenues of $102.0 million. This compares to a net loss of $14.6 million, or a loss of $1.74 per share (assuming dilution) on revenues of $101.1 million, for the six months ended June 30, 1998 (caused by the loss reserve charge and excess limits verdict mentioned previously). The improvement in earnings was primarily attributable to the improvement in the loss and loss adjustment expense ratio, as described previously.

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

      The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the six month periods ended June 30, 1999 or 1998. As of June 30, 1999, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

      On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (5.69% at June 30, 1999), and payable quarterly (the "Credit Agreement"). As of June 30, 1999, the outstanding principal balance was $17.5 million. The remaining principal payments are due on April 30, as follows: 2000 - $3,000,000; 2001 - $3,000,000; 2002 - $3,500,000; 2003 -
$3,500,000; and 2004 - $4,500,000. The Company paid the $2,500,000 principal amount due on April 30, 1999.

      The Credit Agreement contains a covenant that prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at June 30, 1999.

      On April 14, 1999, Professionals Group's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's common stock in open market transactions over the next twelve months. This repurchase plan represents approximately 5% of the issued and outstanding common stock of the Company. The Company repurchased 50,792 shares under this plan at an average cost of $29.42 per share during the second quarter of 1999.

      On July 1, 1999, MEEMIC, a Michigan domiciled insurance company that provides personal automobile and homeowners coverages to teachers and other educational employees in the state of Michigan, completed its conversion to a stock insurance company. As a result of the conversion, MEEMIC became a wholly-owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 76.8%, of the outstanding common stock of MEEMIC Holdings, at a price of $10 per share. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1,522,090) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. The registration statement of MEEMIC Holdings (registration statement no. 333-66671) should be consulted for additional information concerning the conversion and the role of Professionals Group. Pro forma financial information with respect to this acquisition is not available at the present time. Beginning with the third quarter of 1999, the financial results of MEEMIC Holdings will be consolidated into the financial results of the Company.

Effects of New Accounting Pronouncements:

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. As the Company currently does not use derivative instruments, we anticipate that the adoption of SFAS No. 133 will not affect the results of operations or financial position of the Company.

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

      The Company has developed and followed a plan to ensure all modifications and conversions to its primary computerized information systems are implemented and thoroughly tested on a timely basis. The Company estimates that 95% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by September 30, 1999 and that the Company's primary computerized information systems will be Year 2000-compliant by that date.

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

      Both internal and external resources will be utilized in the Company's efforts to become Year 2000-compliant. During 1998 and 1997, approximately $160,000 and $150,000, respectively, of costs were incurred by the Company in connection with its efforts to become Year 2000-compliant. During the six months ended June 30, 1999, approximately $90,000 of costs were incurred by the Company in connection with its efforts to become Year 2000-compliant. The total costs of the Company's efforts to become Year 2000-compliant are not expected to exceed $500,000. All such costs have been, and will continue to be, expensed as incurred.

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

      As of June 30, 1999, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk:

      Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by managing duration to a defined range of 3.5 to 5.5 years. The distribution of maturities and sector concentrations is monitored on a regular basis. Equity securities (common stocks), which generally have greater risk and volatility of market value, are not significant to the Company's overall investment portfolio; therefore, exposure to equity price risk is not significant. However, market values of equity securities are monitored regularly.

      The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at June 30, 1999 were deemed to be temporary.

      The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

      Financial instruments subject to interest rate risk as of June 30, 1999 were as follows:


                                                                                Market Value
                                                      --------------------------------------------------------------------

                                                        -200 bps      -100 bps                    +100 bps     +200 bps
                                                         Change        Change        Actual        Change       Change
                                                      --------------------------------------------------------------------
                                                                                (in thousands)

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies                 $     38,413   $   36,487   $    34,947  $      33,654   $    32,493


Debt securities issued by states of the United
  States and political subdivisions of the states           339,595      319,477       300,459        282,430       265,470

Corporate debt securities                                   121,651      115,667       110,479        105,968       101,998

Mortgage-backed securities                                  129,270      125,784       120,530        114,236       108,034

Asset-backed securities                                      38,291       36,966        35,625         34,214        32,790
Redeemable preferred stocks                                  17,135       16,511        16,112         15,726        15,352
Short-term investments                                       51,642       51,642        51,642         51,642        51,642
                                                       -------------- ------------ ------------- -------------- -------------

                                                       $    735,997   $  702,534   $   669,794   $    637,870   $   607,779
                                                       ============== ============ ============= ============== =============


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

      Financial instruments subject to equity market risk as of June 30, 1999 were as follows:



                                                                                    Hypothetical Market
                                                                  Actual                 Changes
                                                                  Market        ------------------------------
                                                                  Value              +10%             -10%
                                                               ------------     -------------    -------------


      Common stock (in thousands)                              $      4,496     $      4,946     $       4,046
                                                               ============     =============    =============


      The table above summarizes the Company's equity price risk as of June 30, 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of June 30, 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

      The Company generally does not invest in equity securities for trading purposes. As of June 30, 1999, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      On June 2, 1999, at the 1999 Annual Meeting of Stockholders of Professionals Group, the stockholders elected Louis P. Brady, M.D., Mr. Jerry
D. Campbell, Richard P. Horsch, M.D., William H. Woodhams, M.D., and Donald S. Young, Esq. to the Professionals Group Board for three year terms expiring in the year 2002 and upon the re-election and qualification of their respective successors or upon their earlier resignation or removal.

      The vote of shareholders with respect to the election of directors was as follows: Louis P. Brady, M.D. received 5,177,124 shares for election and 75,283 shares were withheld; Mr. Jerry D. Campbell received 5,222,251 shares for election and 31,156 shares were withheld; Richard P. Horsch, M.D. received 5,213,070 shares for election and 40,337 shares were withheld; William H. Woodhams, M.D. received 5,219,494 shares for election and 33,913 shares were withheld; and Donald S. Young, Esq. received 5,218,584 shares for election and 34,823 shares were withheld.

         In addition, incumbent directors Victor T. Adamo, Esq., Eliot H. Berg, M.D., John F. McCaffrey, Isaac J. Powell, M.D., Edward S. Truppman, M.D., Richard G. Alper, M.D., R. Kevin Clinton, John F. Dodge, Jr., Esq., H. Harvey Gass, M.D., and Ann F. Putallaz, Ph.D., continued in office.

         The above matters are more fully described in Professionals Group's Proxy Statement dated May 7, 1999.

      Item 6.     Exhibits and Reports on Form 8-K

      (a)         Exhibits.

                Item 601
             Regulation S-K
           Exhibit Reference
                Number                 Exhibit Description
         -----------------------       --------------------------

                  (11) No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

                  (27)                 Financial Data Schedule of registrant.*

-----------------------------------

      *  Filed herewith.

      (b)         Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated July 1, 1999 disclosing (i) under Item 2 (Acquisition or Disposition of Assets) of Form 8-K the Company's acquisition of 76.8% of the outstanding common stock of MEEMIC Holdings, Inc., and under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the required financial statements and pro forma financial information would be filed as an amendment to this Current Report on Form 8-K no later than September 14, 1999.

               No other reports were filed during the three months ended June 30, 1999.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROFESSIONALS GROUP, INC.


DATE:  August 12, 1999              /s/ John F. Lang
                                   --------------------------------------------
                                   John F. Lang
                                   Vice President, Treasurer and
                                   Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

    Item 601
 Regulation S-K
Exhibit Reference
     Number              Exhibit Descriiption
     ------              --------------------

      (11) No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

      (27)               Financial Data Schedule of registrant.*

----------------------------

*Filed herewith.