Form 10-Q
period 1999-09-30
PROFESSIONALS GROUP INC
filed 1999-11-12
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---      THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                       OR

       --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to



                         Commission file number 0-21223


                            PROFESSIONALS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Michigan                                      38-3273911
       (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

2600 Professionals Drive, Okemos, Michigan                       48864
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (517) 349-6500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

The number of shares outstanding of the registrant's common stock, no par value per share, as of November 11, 1999 was 8,236,565.

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.

PART I.  FINANCIAL INFORMATION
                Item 1.    Financial Statements

                                Condensed Consolidated Balance Sheets at September 30, 1999             3
                                (Unaudited) and December 31, 1998

                                Condensed Consolidated Statements of Operations for the Three           4
                                Months and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

                                Condensed Consolidated Statements of Comprehensive Income for           5
                                the Three Months and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                Condensed Consolidated Statements of Cash Flows for the Nine            6
                                Months Ended September 30, 1999 and 1998 (Unaudited)

                                Notes to Condensed Consolidated Financial Statements (Unaudited)      7-10

                Item 2.    Management's Discussion and Analysis of Financial Condition and           11-19
                           Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                20-22

PART II. OTHER INFORMATION


                Item 6.    Exhibits and Reports on Form 8-K                                             22

                Signatures                                                                              23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                        September 30,            December 31,
                                   Assets                                                    1999                    1998
                                   ------                                             ------------------        ---------------
                                                                                          (Unaudited)
Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost:  $761,852,000 and $646,864,000)                                   $  751,669,000           $669,118,000
   Equity securities available for sale, at fair value
      (cost:  $4,102,000 and $4,035,000)                                                      4,326,000              3,901,000
   Short-term investments, at cost                                                           21,162,000             17,593,000
   Real estate, at cost, net of accumulated depreciation                                        405,000                421,000
                                                                                      -----------------         --------------
               Total investments                                                            777,562,000            691,033,000
Cash                                                                                         13,509,000                379,000
Restricted cash                                                                               2,070,000              2,070,000
Premiums due from policyholders                                                              28,671,000             27,580,000
Reinsurance balances                                                                        194,780,000            106,692,000
Accrued investment income                                                                     9,848,000             10,743,000
Deferred federal income taxes                                                                49,051,000             24,501,000
Property and equipment, at cost, net of
  accumulated depreciation                                                                    9,607,000              9,117,000
Prepaid reinsurance premiums                                                                  8,557,000              4,917,000
Deferred policy acquisition costs                                                             2,271,000              1,500,000
Other assets                                                                                  9,252,000             10,679,000
                                                                                      -----------------         --------------
               Total assets                                                              $1,105,178,000           $889,211,000
                                                                                      =================         ==============

                    Liabilities and Shareholders' Equity
                    ------------------------------------
Liabilities:
   Loss and loss adjustment expense reserves                                             $  655,541,000           $540,583,000
   Reserve for extended reporting period claims                                              27,424,000             26,674,000
   Unearned premiums                                                                         98,000,000             48,201,000
   Long-term debt                                                                            17,500,000             20,000,000
   Surplus contributions                                                                     10,094,000             10,094,000
   Excess of net assets acquired over cost                                                   19,099,000                --
   Minority interest                                                                         22,610,000                --
   Accrued expenses and other liabilities                                                    38,058,000             21,562,000
                                                                                      -----------------         --------------
               Total liabilities                                                            888,326,000            667,114,000
                                                                                      -----------------         --------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                        --                       --
   Common stock, no par value; 25,000,000 shares authorized;
      8,266,728 and 8,383,924 shares issued and
      outstanding in 1999 and 1998, respectively                                              8,267,000              8,384,000
   Additional paid-in capital                                                                30,496,000             33,982,000
   Retained earnings                                                                        184,662,000            165,132,000
   Accumulated other comprehensive income (loss),
      net of deferred federal income taxes                                                   (6,573,000)            14,599,000
                                                                                      -----------------         --------------
               Total shareholders' equity                                                   216,852,000            222,097,000
                                                                                      -----------------         --------------
               Total liabilities and shareholders' equity                                $1,105,178,000           $889,211,000
                                                                                      =================         ==============

See accompanying notes to the unaudited condensed consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended
                                                                              September 30,
                                                                  ---------------------------------------
                                                                        1999                 1998
                                                                  ------------------   ------------------
Revenues and other income:
   Net premiums written                                                 $62,753,000          $43,997,000
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                       (4,675,000)          (3,522,000)
                                                                  -----------------    -----------------
   Premiums earned, net                                                  58,078,000           40,475,000
   Net investment income                                                 11,504,000            9,765,000
   Net realized investment gains (losses)                                   (81,000)             489,000
   Reinsurance experience refunds                                           --                   --
   Other                                                                    776,000            1,143,000
                                                                  -----------------    -----------------
      Total revenues and other income                                    70,277,000           51,872,000
                                                                  -----------------    -----------------

Expenses:
   Losses and loss adjustment expenses, net                              45,360,000           34,865,000
   Increase in reserve for extended reporting
      period claims                                                         250,000              185,000
   Policy acquisition and other underwriting expenses                    13,376,000           10,809,000
   Interest expense                                                         254,000              322,000
   Amortization expense, net                                               (209,000)             307,000
   Other                                                                    477,000              619,000
                                                                  -----------------    -----------------
      Total expenses                                                     59,508,000           47,107,000
                                                                  -----------------    -----------------

      Income (loss) from operations before federal income
        taxes (benefit), minority interest and extraordinary item        10,769,000            4,765,000

Federal income taxes (benefit)                                            3,014,000              342,000
                                                                  -----------------    -----------------

      Income (loss) before minority interest and
        extraordinary item                                                7,755,000            4,423,000

Minority interest                                                        (1,280,000)             --
                                                                  -----------------    -----------------

      Income (loss) before extraordinary item                             6,475,000            4,423,000

Extraordinary item:
  Gain on early extinguishment of debt, net of taxes of $681,000
    for the three and nine months ended September 30, 1999                1,322,000              --
                                                                  -----------------    -----------------

      Net income (loss)                                                 $ 7,797,000          $ 4,423,000
                                                                  =================    =================


Income (loss) per common share - basic:
  Income (loss) before extraordinary item                               $      0.78          $      0.53
  Income from extraordinary item                                               0.16              --
                                                                  -----------------    -----------------
      Net income (loss) per common share - basic                        $      0.94          $      0.53
                                                                  =================    =================

Income (loss) per common share - assuming dilution:
  Income (loss) before extraordinary item                               $      0.77          $      0.52
  Income from extraordinary item                                               0.16              --
                                                                  -----------------    -----------------
      Net income (loss) per common share - assuming dilution            $      0.93          $      0.52
                                                                  =================    =================

Weighted average shares outstanding - basic                               8,317,661            8,383,924
                                                                  =================    =================

Weighted average shares outstanding - assuming dilution                   8,395,834            8,521,572
                                                                  =================    =================

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                  ---------------------------------------------
                                                                          1999                    1998
                                                                  ---------------------   ---------------------
Revenues and other income:
   Net premiums written                                                   $149,592,000            $114,021,000
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                         (12,987,000)               (475,000)
                                                                  --------------------    --------------------
   Premiums earned, net                                                    136,605,000             113,546,000
   Net investment income                                                    30,108,000              29,172,000
   Net realized investment gains (losses)                                    2,588,000               4,549,000
   Reinsurance experience refunds                                              --                    3,095,000
   Other                                                                     3,014,000               2,628,000
                                                                  --------------------    --------------------
      Total revenues and other income                                      172,315,000             152,990,000
                                                                  --------------------    --------------------

Expenses:
   Losses and loss adjustment expenses, net                                109,682,000             139,256,000
   Increase in reserve for extended reporting
      period claims                                                            750,000                 430,000
   Policy acquisition and other underwriting expenses                       33,284,000              28,006,000
   Interest expense                                                            808,000               1,016,000
   Amortization expense, net                                                   352,000                 712,000
   Other                                                                     1,397,000                 619,000
                                                                  --------------------    --------------------
      Total expenses                                                       146,273,000             170,039,000
                                                                  --------------------    --------------------

      Income (loss) from operations before federal income
        taxes (benefit), minority interest and extraordinary item           26,042,000             (17,049,000)

Federal income taxes (benefit)                                               6,528,000              (6,913,000)
                                                                  --------------------    --------------------

      Income (loss) before minority interest and
        extraordinary item                                                  19,514,000             (10,136,000)

Minority interest                                                           (1,280,000)                --
                                                                  --------------------    --------------------

      Income (loss) before extraordinary item                               18,234,000             (10,136,000)

Extraordinary item:
  Gain on early extinguishment of debt, net of taxes of $681,000
    for the three and nine months ended September 30, 1999                   1,322,000                 --
                                                                  --------------------    --------------------

      Net income (loss)                                                   $ 19,556,000            ($10,136,000)
                                                                  ====================    ====================


Income (loss) per common share - basic:
  Income (loss) before extraordinary item                                 $       2.18                  ($1.21)
  Income from extraordinary item                                                  0.16                 --
                                                                  --------------------    --------------------
      Net income (loss) per common share - basic                          $       2.34                  ($1.21)
                                                                  ====================    ====================

Income (loss) per common share - assuming dilution:
  Income (loss) before extraordinary item                                 $       2.15                  ($1.21)
  Income from extraordinary item                                                  0.16                 --
                                                                  --------------------    --------------------
      Net income (loss) per common share - assuming dilution              $       2.31                  ($1.21)
                                                                  ====================    ====================

Weighted average shares outstanding - basic                                  8,357,586               8,363,640
                                                                  ====================    ====================

Weighted average shares outstanding - assuming dilution                      8,465,426               8,363,640
                                                                  ====================    ====================



See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                     September 30,
                                                                        -----------------------------------------
                                                                              1999                   1998
                                                                        -----------------      ------------------

Net income (loss)                                                             $7,797,000             $ 4,423,000
                                                                        ----------------       -----------------

Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising
   during the period (net of income taxes of $2,128,000 and
   $4,156,000 for three months in 1999 and 1998, respectively and
   $10,027,000 and $6,021,000 for nine months in 1999 and 1998,
   respectively)                                                              (4,130,000)              8,068,000
  Less reclassification adjustment for realized (gains) losses included in net income (loss) (net of income taxes of $28,000 and $166,000 for three months in 1999 and 1998, respectively and $880,000 and $1,547,000 for nine months in 1999 and 1998,
   respectively)                                                                  53,000                (323,000)
                                                                        ----------------       -----------------
         Other comprehensive income (loss)                                    (4,077,000)              7,745,000
                                                                        ----------------       -----------------

         Comprehensive income (loss)                                          $3,720,000             $12,168,000
                                                                        ================       =================

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        --------------------------------------------
                                                                               1999                    1998
                                                                        -------------------     --------------------

Net income (loss)                                                              $19,556,000             ($10,136,000)
                                                                        ------------------      -------------------

Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising
   during the period (net of income taxes of $2,128,000 and
   $4,156,000 for three months in 1999 and 1998, respectively and
   $10,027,000 and $6,021,000 for nine months in 1999 and 1998,
   respectively)                                                               (19,464,000)              11,688,000
  Less reclassification adjustment for realized (gains) losses included in net income (loss) (net of income taxes of $28,000 and $166,000 for three months in 1999 and 1998, respectively and $880,000 and $1,547,000 for nine months in 1999 and 1998,
   respectively)                                                                (1,708,000)              (3,002,000)
                                                                        ------------------      -------------------
         Other comprehensive income (loss)                                     (21,172,000)               8,686,000
                                                                        ------------------      -------------------

         Comprehensive income (loss)                                           ($1,616,000)             ($1,450,000)
                                                                        ==================      ===================

See accompanying notes to the unaudited condensed consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                       -----------------------------------------
                                                                                             1999                   1998
                                                                                       ------------------    -------------------

Net cash provided by operating activities                                                    $28,396,000            $12,902,000
                                                                                       -----------------     ------------------

Cash flows from investing activities:
 Proceeds from sale or maturity of short-term investments                                    838,472,000            439,968,000
 Purchases of short-term investments                                                        (838,962,000)          (409,990,000)
 Proceeds from maturity of securities available for sale                                       3,556,000              4,584,000
 Proceeds from sale of securities available for sale                                         220,834,000            171,396,000
 Purchases of securities available for sale                                                 (237,933,000)          (215,202,000)
 Purchases of property and equipment                                                          (1,576,000)              (801,000)
 Cash acquired in excess of cash paid related to MEEMIC acquisition                           20,338,000                --
 Payment on liability for purchased book of business                                            (637,000)              (600,000)
                                                                                       -----------------     ------------------
    Net cash provided by (used in) investing activities                                        4,092,000            (10,645,000)
                                                                                       -----------------     ------------------

Cash flows from financing activities:
 Repayment of long-term debt                                                                  (2,500,000)            (2,500,000)
 Book overdrafts                                                                                 --                     753,000
 Common stock repurchased                                                                     (4,330,000)               --
 Repayment of payable related to an acquisition                                              (12,502,000)               --
 Cash paid in lieu of fractional shares                                                          --                     (67,000)
 Cash paid for dissenter's rights                                                                (26,000)               --
                                                                                       -----------------     ------------------
    Net cash used in financing activities                                                    (19,358,000)            (1,814,000)
                                                                                       -----------------     ------------------

Net increase in cash                                                                          13,130,000                443,000

Cash, beginning of period                                                                        379,000              2,636,000
                                                                                       -----------------     ------------------

Cash, end of period                                                                          $13,509,000            $ 3,079,000
                                                                                       =================     ==================

Supplemental schedule of noncash investing and financing activities:
 Issuance of common stock as compensation                                                    $   727,000            $   795,000
                                                                                       =================     ==================
 Exchange of assets for ownership interest in MEEMIC                                         $23,022,000                --
                                                                                       =================     ==================



See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Group, Inc. ("Professionals Group," and together with its subsidiaries, the "Company") is a business corporation that was incorporated under the laws of the State of Michigan on January 31, 1996 and functions as an insurance holding company. Professionals Group has seven wholly owned subsidiaries and two majority owned subsidiaries. The wholly owned subsidiaries are ProNational Insurance Company ("ProNational"), ProNational Insurance Agency, Inc. ("PIA"), Professionals Group Services Corporation ("PGSC"), American Insurance Management Corporation ("AIMC"), PICOM Claims Services Corporation ("PCSC"), ProNational Casualty Company ("ProNational Casualty") and Physicians Protective Plan, Inc. ("PPP"). The majority owned subsidiaries are MedAdvantage, Inc. ("MedAdvantage") and MEEMIC Holdings, Inc. ("MEEMIC Holdings").

         ProNational is a stock, property and casualty insurer that offers professional liability insurance to providers of health care services in Florida, Michigan, Illinois, Indiana, Kentucky, Ohio and Pennsylvania. PIA is an inactive Michigan insurance agency. PGSC is a Michigan business corporation that administers certain benefit plans for ProNational employees. AIMC is an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange. PCSC provides claims management services on a fee for service basis. ProNational Casualty is a stock, property and casualty insurer that is currently not issuing policies. PPP is a Florida insurance agency. MedAdvantage provides credentialing verification services for medical service providers. MEEMIC Holdings is a publicly traded Michigan business corporation that provides personal auto and homeowners coverages to teachers and other educational employees through MEEMIC Insurance Company.

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)      Segment Information, continued

                                                            Three months ended                         Nine months ended
                                                               September 30,                             September 30,
                                                  -------------------------------------    -------------------------------------
                                                         1999                 1998               1999                 1998
                                                  ------------------------------------------------------------------------------
                                                                                 (in thousands)
REVENUES:
      Professional liability lines                     $   28,543             $ 29,723            $ 84,557             $ 85,003
      Personal lines                                       29,535               10,752              52,048               31,638
      Investment operations                                11,423               10,254              32,696               33,721
      Corporate and other                                     776                1,143               3,014                2,628
                                                  ---------------      ---------------     ---------------     ----------------

         Total revenues                                $   70,277             $ 51,872            $172,315             $152,990
                                                  ===============      ===============     ===============     ================

INCOME (LOSS) BEFORE INCOME TAXES:
      Professional liability lines                     $   (2,942)            $ (4,703)           $(12,914)            $(50,617)
      Personal lines                                        2,440                 (274)              5,803                 (434)
      Investment operations                                11,423               10,254              32,696               33,721
      Corporate and other                                    (152)                (512)                457                  281
                                                  ---------------      ---------------     ---------------     ----------------

         Total income (loss) before income taxes
                                                       $   10,769             $  4,765            $ 26,042             $(17,049)
                                                  ===============      ===============     ===============     ================

IDENTIFIABLE ASSETS:
      Property and casualty insurance                  $1,097,762             $872,955
      Corporate and other                                   7,416                6,377
                                                  ---------------      ---------------

         Total identifiable assets                     $1,105,178             $879,332
                                                  ===============      ===============

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(5)      Acquisition

         On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company ("MEEMIC"). As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. This acquisition was accounted as a purchase. The excess of net assets acquired over cost was $19.6 million, and is being amortized on the straight-line method over 10 years. Beginning with the third quarter of 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the nine months ended September 30, 1999 and 1998, as if this acquisition had occurred on January 1, 1998 (in thousands, except per share data):

                                                                              1999              1998
                                                                              ----              ----
         Total revenues                                                     $208,403          $204,687
         Income (loss) before extraordinary item                              21,547            (3,801)
         Net income (loss)                                                    22,996            (3,801)
         Diluted income (loss) per common share before extraordinary item       2.57             (0.45)
         Diluted net income (loss) per common share                             2.74             (0.45)


         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had this acquisition occurred on January 1, 1998, or of future results of operations of the Company.

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

Financial Condition -- September 30, 1999 Compared to December 31, 1998:

      Professionals Group's insurance subsidiaries comprise the majority of its operations. Professional liability insurance coverage and services to health care providers are provided by its wholly owned subsidiary ProNational Insurance Company. Personal auto and homeowners coverage to teachers and other educational employees ("personal lines") are provided by its majority owned subsidiary MEEMIC Holdings, Inc. through MEEMIC Insurance Company.

      Commencing with the third quarter of 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership (see Note 5 in the accompanying condensed consolidated financial statements).

      Total assets increased by $216.0 million, or 24.3%, to $1,105.2 million at September 30, 1999, compared to $889.2 million at December 31, 1998. The acquisition of MEEMIC Holdings increased total assets by $244.2 million. Invested assets increased 12.5% to $777.6 million, or approximately 70% of the Company's total assets at September 30, 1999. This compares to invested assets of $691.0 million, or approximately 78% of the Company's total assets at December 31, 1998. The increase in invested assets was primarily due to the acquisition of MEEMIC Holdings, which added $153.0 million. Offsetting this increase is a reduction in the fair value of the fixed maturity portfolio, as further discussed below. Reinsurance balances increased by $88.1 million, or 82.6%, to $194.8 million at September 30, 1999, from $106.7 million at December 31, 1998 due primarily to the acquisition of MEEMIC Holdings, which added $55.5 million. The remainder of the increase was due to increased business in states that have higher limits, resulting in greater reinsurance participation, therefore the reinsurance recoverables have continued to increase.

      The Company's investment portfolio continues to be dominated by fixed maturity securities at September 30, 1999, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At September 30, 1999, the fixed maturity portfolio had a fair value that was $10.2 million less than the $761.9 million amortized cost of such portfolio. At December 31, 1998, the fixed maturity portfolio had a fair value that was $22.3 million higher than the $646.9 million amortized cost of such portfolio. The reduction of fair value resulted from higher interest rates.

      Deferred federal income taxes increased by $24.6 million, or 100.2%, to $49.1 million at September 30, 1999, from $24.5 million at December 31, 1998. This increase was primarily attributable to the acquisition of MEEMIC Holdings, which added $17.7 million and from unrealized losses on the investment portfolio.

      Loss and loss adjustment expense reserves represented approximately 74% and 81% of the Company's consolidated liabilities at September 30, 1999 and December 31, 1998, respectively. The decrease in this percentage was due to the acquisition of MEEMIC Holdings, which has a much shorter duration on its reserves compared to professional liability reserves, therefore the percentage of reserves to total liabilities has decreased. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties. The Company's carried reserves have been established within the range of acceptable values periodically estimated by the Company's consulting actuary and are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

      Loss and loss adjustment expense reserves increased by $114.9 million, or 21.3%, to $655.5 million at September 30, 1999, from $540.6 million at December 31, 1998. This increase was primarily attributable to the acquisition of MEEMIC Holdings, which added $96.1 million. The remainder of this increase was primarily attributable to increased professional liability business in states that have higher limits, therefore loss and loss adjustment expense reserves have continued to increase.

      The unearned premium reserve increased by $49.8 million, or 103.3%, to $98.0 million at September 30, 1999, from $48.2 million at December 31, 1998. The increase was due mainly to the acquisition of MEEMIC Holdings, which added $34.0 million. The remainder of the increase was due to the timing of renewals of the Company's professional liability book of business, a significant portion of which renews during the third quarter.

      The $19.1 million excess of assets acquired over cost and the minority interest of $22.6 million at September 30, 1999 were related to the acquisition of MEEMIC Holdings (see Note 5 in the accompanying condensed consolidated financial statements).

      Shareholders' equity decreased by 2.4% to $216.9 million at September 30, 1999, compared to $222.1 million at December 31, 1998. The decrease in shareholders' equity was due to a decrease in accumulated other comprehensive income, consisting of unrealized losses on the investment portfolio of $21.2 million and other decreases in shareholders' equity of $3.6 million (primarily related to the Company's stock repurchase program), which was offset by net income of $19.6 million during the nine month period ended September 30, 1999. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations - Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998:

Professional Liability Insurance Operations:

      Professional liability net premiums written were $32.4 million for the three months ended September 30, 1999, a decrease of $0.9 million, or 2.7%, compared to net premiums written of $33.3 million for the three months ended September 30, 1998. The decrease in professional liability net premiums written was mainly due to continued price-based competition and the Company's reluctance to offer its products at lower prices, particularly in Florida. Professional liability net premiums earned were $28.5 million for the three months ended September 30, 1999, a decrease of $1.2 million, or 4.0%, compared to $29.7 million for the three months ended September 30, 1998. The decrease in net premiums earned was also a result of the continued price-based competition.

      The Company continued to balance its need for rate adjustments with a goal of maintaining market share in a very competitive professional liability environment. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $25.2 million for the three months ended September 30, 1999, a decrease of $2.1 million, or 7.8%, compared to $27.3 million for the three months ended September 30, 1998. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 88.3% for the three months ended September 30, 1999, compared to 92.0% for the same period of 1998. The professional liability insurance incurred loss and loss adjustment expense ratio has decreased due mainly to reinsurance benefits derived from a stop loss reinsurance contract entered into for the 1999 accident year and favorable development of prior years' loss reserves related to the Company's professional liability book of business in the Midwest.

      Professional liability policy acquisition and underwriting expenses were $6.7 million for the three months ended September 30, 1999, a decrease of $0.8 million, or 10.7%, compared to policy acquisition and underwriting expenses of $7.5 million for the same period of 1998. As a percentage of premiums earned, the underwriting expense ratio decreased to 23.4% for the three months ended September 30, 1999, from 25.2% for the same period of 1998. The underwriting expense ratio was higher in 1998 due to $2.3 million of expenses incurred related to the closing of the merger with PPTF.

Personal Lines Insurance Operations:

      Personal lines net premiums written were $30.4 million for the three months ended September 30, 1999, compared to $10.8 million of net premiums written for the three months ended September 30, 1998 pursuant to the then existing quota share reinsurance relationship with MEEMIC. Personal lines net premiums earned were $29.5 million for the three months ended September 30, 1999, compared to $10.8 million of net premiums earned for the three months ended September 30, 1998 pursuant to the then existing quota share reinsurance relationship with MEEMIC. The increase in both net premiums written and net premiums earned was due to the acquisition of MEEMIC Holdings.

      Personal lines insurance incurred losses and loss adjustment expenses totaled $20.4 million for the three months ended September 30, 1999, an increase of $12.7 million, or 165.1%, compared to $7.7 million for the same period of 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in incurred losses and loss adjustment expenses was due to the acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio decreased to 69.1% for the three months ended September 30, 1999, compared to 71.5% for the same period of 1998. The personal lines insurance incurred loss and loss adjustment expense ratio was higher in 1998 due to homeowners losses resulting from a July 1998 Michigan wind storm.

      Personal lines policy acquisition and underwriting expenses were $6.7 million for the three months ended September 30, 1999, an increase of $3.4 million, or 101.1%, compared to policy acquisition and underwriting expenses of $3.3 million for the same period of 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in policy acquisition and underwriting expenses was due to the acquisition of MEEMIC Holdings.

General Insurance Operations:

      Net investment income, excluding realized investment gains, was $11.5 million for the three months ended September 30, 1999, an increase of $1.7 million, or 17.8%, compared to net investment income of $9.8 million for the three months ended September 30, 1998. The increase reflects the addition of MEEMIC's investment portfolio during the quarter due to the acquisition of MEEMIC Holdings. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.8% and 6.8% as of September 30, 1999 and 1998, respectively. Net realized investment gains were negligible during both three month periods ended September 30, 1999 and 1998. Interest expense was $0.3 million during both three month periods ended September 30, 1999 and 1998. See "Liquidity and Capital Resources."

      The Company recorded $3.0 million in federal income tax expense for the three months ended September 30, 1999, compared to $0.3 million during the same period in 1998. The effective tax rate was 28.0% for the three months ended September 30, 1999, compared to an effective tax rate of 7.2% for the three months ended September 30, 1998. The Company's lower effective tax rate for the three months ended September 30, 1998 was due primarily to accrual adjustments attributable to prior periods.

      Net income for the three months ended September 30, 1999 was $7.8 million, or $0.93 per diluted share on revenues of $70.3 million. This compares to net income of $4.4 million, or $0.52 per diluted share on revenues of $51.9 million, for the three months ended September 30, 1998. The improvement in earnings was primarily attributable to the improvement in the loss and loss adjustment expense and underwriting expense ratios, as described previously. Two significant items also impacted net income for the three months ended September 30, 1999. These items were anticipated as a result of MEEMIC's conversion to a stock insurance company. The first item was a one-time gain on early extinguishment of debt, which increased net income by $1.3 million. The second item was the minority interest related to MEEMIC Holdings' minority shareholders, which reduced net income by $1.3 million. The minority interest reflects the 23% of MEEMIC Holdings not owned by Professionals Group.

Results of Operations - Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998:

Professional Liability Insurance Operations:

      Professional liability net premiums written were $96.7 million for the nine months ended September 30, 1999, an increase of $14.3 million, or 17.4%, compared to net premiums written of $82.4 million for the nine months ended September 30, 1998. The increase in professional liability net premiums written was mainly due to Florida policies issued in the last half of 1997 that had a one-time coverage term of eighteen months to convert policy renewal dates from a common renewal date of January 1. The issuance of these eighteen month policies in 1997 resulted in a decrease in premiums written in 1998 because these policies were not renewed until 1999. The increase in professional liability net premiums written was offset somewhat by continued price-based competition. Professional liability net premiums earned were $84.5 million for the nine months ended September 30, 1999, an increase of $2.6 million, or 3.2%, compared to $81.9 million for the nine months ended September 30, 1998. This increase was due to increased business in the midwestern states.

      The Company continued to balance its need for rate adjustments with a goal of maintaining market share in a very competitive professional liability environment. Although the Company is endeavoring to offset lower premiums charged through more selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

      Reinsurance experience refunds were $3.1 million for the nine months ended September 30, 1998. Through 1995, reinsurance agreements on the Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if they exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were paid to the Company when losses developed favorably. During 1998, reinsurance contracts covering claims prior to 1991 were commuted. Therefore, any deferred reinsurance profits from these contracts were recognized in 1998. Reinsurance experience refunds subsequent to 1998 are not expected to be material.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $77.6 million for the nine months ended September 30, 1999, a decrease of $39.8 million, or 33.9%, compared to $117.4 million for the nine months ended September 30, 1998. The decrease was primarily due to comparatively high loss costs during the nine months ended September 30, 1998, including a $25.6 million increase to loss reserves to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business as well as a $9.5 million excess limits verdict on one Florida claim. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) decreased to 91.8% for the nine months ended September 30, 1999, compared to 98.1% for the same period of 1998 (excluding the reserve charges). The professional liability insurance incurred loss and loss adjustment expense ratio has decreased due mainly to reinsurance benefits derived from a stop loss reinsurance contract entered into for the 1999 accident year and favorable development of prior years' loss reserves related to the Company's professional liability book of business in the Midwest.

      Professional liability policy acquisition and underwriting expenses were $19.8 million for the nine months ended September 30, 1999, an increase of $1.6 million, or 9.0%, compared to policy acquisition and underwriting expenses of $18.2 million for the same period of 1998. As a percentage of premiums earned, the underwriting expense ratio increased to 23.5% for the nine months ended September 30, 1999, from 22.2% for the same period of 1998. The increase was mainly attributable to $2.0 million in severance expenses incurred during the nine months ended September 30, 1999 due to the resignation of three executives that joined Professionals Group from PPTF. Excluding these severance expenses, the expense ratio was 21.1% for the nine months ended September 30, 1999.

Personal Lines Insurance Operations:

      Personal lines net premiums written were $52.9 million for the nine months ended September 30, 1999, compared to $31.6 million of net premiums written for the nine months ended September 30, 1998 pursuant to the then existing quota share reinsurance relationship with MEEMIC. Personal lines net premiums earned were $52.0 million for the nine months ended September 30, 1999, compared to $31.6 million of net premiums earned for the nine months ended September 30, 1998 pursuant to the then existing quota share reinsurance relationship with MEEMIC. The increase in both net premiums written and net premiums earned was due to the acquisition of MEEMIC Holdings.

      Personal lines insurance incurred losses and loss adjustment expenses totaled $32.8 million for the nine months ended September 30, 1999, an increase of $10.5 million, or 47.3%, compared to $22.3 million for the same period of 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in incurred losses and loss adjustment expenses was due to the acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio decreased to 63.0% for the nine months ended September 30, 1999, compared to 70.4% for the same period of 1998. The decrease in the personal lines insurance incurred loss and loss adjustment expense ratio was attributable to a reduction in IBNR reserves recorded by Professionals Group related to the quota share reinsurance agreement prior to the acquisition of MEEMIC Holdings.

      Personal lines policy acquisition and underwriting expenses were $13.4 million for the nine months ended September 30, 1999, an increase of $3.6 million, or 37.2%, compared to policy acquisition and underwriting expenses of $9.8 million for the same period of 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in policy acquisition and underwriting expenses was due to the acquisition of MEEMIC Holdings.

General Insurance Operations:

      Net investment income, excluding realized investment gains, was $30.1 million for the nine months ended September 30, 1999, an increase of $0.9 million, or 3.2%, compared to net investment income of $29.2 million for the nine months ended September 30, 1998. The increase reflects the addition of MEEMIC's investment portfolio during the third quarter of 1999 due to the acquisition of MEEMIC Holdings. The weighted average tax equivalent book yield of the fixed maturity portfolio was 6.6% and 6.9% as of September 30, 1999 and 1998, respectively. Net realized investment gains were $2.6 million and $4.5 million during the nine months ended September 30, 1999 and 1998, respectively. The significant amount of investment gains recorded in the first nine months of 1998 was attributable to the sale of a majority of the

Company's common stock portfolio due to the Company's desire to maximize after-tax investment yield in 1998 and future years. Interest expense was $0.8 million and $1.0 million during the nine month periods ended September 30, 1999 and 1998, respectively. See "Liquidity and Capital Resources."

      The Company recorded $6.5 million in federal income tax expense for the nine months ended September 30, 1999, compared to a $6.9 million tax benefit during the same period in 1998 (due to the pretax loss generated). The effective tax rate was 25.1% for the nine months ended September 30, 1999, compared to a tax benefit rate of (40.5%) for the nine months ended September 30, 1998. The Company's relatively low effective tax rate for the nine months ended September 30, 1999 was due primarily to an increase in the percentage of tax-exempt municipal bonds held in 1999.

      Net income for the nine months ended September 30, 1999 was $19.6 million, or $2.31 per diluted share on revenues of $172.3 million. This compares to a net loss of $10.1 million, or a loss of $1.21 per diluted share on revenues of $153.0 million, for the nine months ended September 30, 1998 (caused by the loss reserve charge and excess limits verdict mentioned previously). The improvement in earnings was primarily attributable to the improvement in the loss and loss adjustment expense ratio, as described previously. Two significant items also impacted net income for the nine months ended September 30, 1999. These items were anticipated as a result of MEEMIC's conversion to a stock insurance company. The first item was a one-time gain on early extinguishment of debt, which increased net income by $1.3 million. The second item was the minority interest related to MEEMIC Holdings' minority shareholders, which reduced net income by $1.3 million. The minority interest reflects the 23% of MEEMIC Holdings not owned by Professionals Group.

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

      The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the nine month periods ended September 30, 1999 or 1998. As of September 30, 1999, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund any future potential commitments for capital expenditures.

      On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (5.69% at September 30, 1999), and payable quarterly (the "Credit Agreement"). As of September 30, 1999, the outstanding principal balance was $17.5 million. The remaining principal payments are due on April 30, as follows: 2000 - $3,000,000;

2001 - $3,000,000; 2002 - $3,500,000; 2003 - $3,500,000; and 2004 - $4,500,000.
The Company paid the $2,500,000 principal amount due on April 30, 1999.

      The Credit Agreement contains a covenant that prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at September 30, 1999.

      On April 14, 1999, Professionals Group's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's common stock in open market transactions over the next twelve months. This repurchase plan represents approximately 5% of the issued and outstanding common stock of the Company. The Company repurchased 149,941 shares under this plan at an average cost of $28.88 per share during the nine months ended September 30, 1999.

      On July 1, 1999, MEEMIC completed its conversion to a stock insurance company. As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. The excess of net assets acquired over cost was $19.6 million. This acquisition was accounted for as a purchase. Beginning with the third quarter of 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company (see note 5 in the accompanying condensed consolidated financial statements).

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

Year 2000 Compliance:

      Professionals Group utilizes computerized information systems across its entire operation. The inability of any of Professionals Group's systems to recognize a date using "00" as the year 2000 could result in information system errors or failures. Accordingly, Professionals Group has been working to resolve the potential impact of the year 2000 on the ability of those systems to accurately process information that may be date-sensitive. Subject to the discussion that follows, and based on the information thus far available to Professionals Group, Professionals Group currently believes that the costs incurred by it in connection with its efforts to become Year 2000-compliant will not have a material adverse impact on Professionals Group's operating results or financial position.

      Professionals Group has developed and followed a plan to ensure all modifications and conversions to its primary computerized information systems are implemented and thoroughly tested on a timely basis. As of September 30, 1999 management believes that Professionals Group's primary computerized information systems are Year 2000-compliant.

      Although Professionals Group has established a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, Professionals Group continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other persons and entities not affiliated with Professionals Group (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, Professionals Group has been monitoring the Year 2000 issues of certain third parties with which it interacts. Professionals Group has asked such third parties to demonstrate, or give some indication as to their ability to become Year 2000-compliant by September 30, 1999. With respect to any third party who appears unlikely to remedy its Year 2000 issues, Professionals Group intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances that Professionals Group's mitigation efforts will be successful or that the failure of any third party to timely resolve its Year 2000 issues will not have a material adverse impact on Professionals Group's operations, operating results or financial position.

      Both internal and external resources have been utilized in Professionals Group's efforts to become Year 2000-compliant. During 1998 and 1997, approximately $160,000 and $150,000, respectively, of costs were incurred by Professionals Group in connection with its efforts to become Year 2000-compliant. During the nine months ended September 30, 1999, approximately $140,000 of costs were incurred by Professionals Group in connection with its efforts to become Year 2000-compliant. The total costs of Professionals Group's efforts to become Year 2000-compliant are not expected to exceed $500,000. All such costs have been, and will continue to be, expensed as incurred.

      The costs expected to be incurred in connection with Professionals Group's efforts to become Year 2000-compliant are based on management's best estimates. Because such estimates were derived utilizing numerous assumptions of future events (including the availability of certain resources, third party modifications and other factors), there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

      MEEMIC's computer systems are also believed to be Year 2000-compliant. See MEEMIC Holdings' Form 10-Q for the quarterly period ended September 30, 1999 for a more complete discussion of MEEMIC's Year 2000 readiness.

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

      As of September 30, 1999, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk:

      Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is limited somewhat by managing ProNational's duration to a defined range of 3.5 to 5.5 years and limiting MEEMIC's duration to a maximum of 300% of the duration of MEEMIC's liabilities. The distribution of maturities and sector concentrations is monitored on a regular basis. Equity securities (common stocks), which generally have greater risk and volatility of market value, are not significant to the Company's overall investment portfolio; therefore, exposure to equity price risk is not significant. However, market values of equity securities are monitored regularly.

      The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at September 30, 1999 were deemed to be temporary.

      The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

      Financial instruments subject to interest rate risk as of September 30, 1999 were as follows:

                                                                          Market Value
                                      -------------------------------------------------------------------------------------

                                        -200 bps           -100 bps                           +100 bps         +200 bps
                                         Change             Change           Actual            Change           Change
                                      -------------------------------------------------------------------------------------
                                                                         (in thousands)

Total portfolio value                      $844,868          $808,438          $772,831         $737,108          $704,081
                                      ==============     =============    ==============    =============    ==============


      The Company does not invest in fixed maturity securities for trading purposes. Exposure to risk is represented in terms of changes in fair value due to selected hypothetical movements in market interest rates. Bonds and preferred stocks are individually priced to yield to the worst case scenario. Securities issued by states of the United States and political subdivisions of the states are assumed to hold their prepayment patterns. Mortgage-backed and asset-backed securities are priced assuming deal specific prepayment scenarios, considering the deal structure, prepayment penalties, yield maintenance agreements and the underlying collateral. All of the preferred stocks have mechanisms that are expected to provide an opportunity to liquidate at par.

      Financial instruments subject to equity market risk as of September 30, 1999 were as follows:

                                                                 Actual              Hypothetical Market
                                                                 Market                    Changes
                                                                 Value          ------------------------------
                                                                                    +10%             -10%
                                                               ------------     -------------    -------------

      Common stock (in thousands)                                   $4,326            $4,759           $3,893
                                                               ============     =============    =============


      The table above summarizes the Company's equity price risk as of September 30, 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of September 30, 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

      The Company generally does not invest in equity securities for trading purposes. As of September 30, 1999, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.


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

             (27)                    Financial Data Schedule of registrant.*

      -----------------

      *  Filed herewith.

      (b)        Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated July 1, 1999, as amended by a Current Report on Form 8-K/A (Amendment No. 1) filed September 13, 1999, disclosing (i) under Item 2 (Acquisition or Disposition of Assets) of Form 8-K the Company's acquisition of 77% of the outstanding common stock of MEEMIC Holdings, Inc., and (ii) under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the required financial statements and pro forma financial information related to such acquisition.

               The Company filed a Current Report on Form 8-K dated August 27, 1999 disclosing under Item 4 (Changes in Registrant's Certifying Accountant) of Form 8-K the Company's change in independent accountants from KPMG LLP to PricewaterhouseCoopers LLP as well as other items required to be disclosed under Item 4 when a registrant changes independent accountants.

               No other reports were filed during the three months ended September 30, 1999.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROFESSIONALS GROUP, INC.


DATE:  November 12, 1999        /s/ John F. Lang
                                ------------------------------------------------
                                John F. Lang
                                Vice President, Treasurer and
                                Chief Accounting Officer (Principal Financial
                                Officer and Principal Accounting Officer)

                                 Exhibit Index

Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule