Form 10-K405
period 1999-12-31
PROFESSIONALS GROUP INC
filed 2000-03-24
CIK 1011736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

          2600 PROFESSIONALS DRIVE
              OKEMOS, MICHIGAN                                      48864
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (517) 349-6500
                             ---------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 1, 2000 was $166,708,523 (based on the closing price on such date, as reported on The Nasdaq Stock Market(R)).

     The number of the registrant's shares of common stock, no par value per share, outstanding as of March 1, 2000 was 8,924,909.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
                                     PART I
Item 1.   Business....................................................          3
          General.....................................................          3
          Products and Services.......................................          3
          Marketing...................................................          4
          Underwriting................................................          4
          Claims Management...........................................          5
          Reserves and Losses.........................................          5
          Investments.................................................          8
          Reinsurance.................................................          8
          Competition.................................................          9
          Regulation..................................................         10
          Subsidiaries................................................         12
          Employees...................................................         13
          Forward-Looking Statements..................................         13
          Glossary of Selected Insurance Terms........................         13
Item 2.   Properties..................................................         14
Item 3.   Legal Proceedings...........................................         14
Item 4.   Submission of Matters to a Vote of Security Holders.........         15
          Executive Officers of Registrant............................         15

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................         17
Item 6.   Selected Financial Data.....................................         19
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................         20
          Financial Condition.........................................         21
          Results of Operations.......................................         22
          Liquidity and Capital Resources.............................         26
          Effects of Inflation........................................         27
          Effects of New Accounting Pronouncements....................         27
          Year 2000 Compliance........................................         28
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................         28
Item 8.   Financial Statements and Supplementary Data.................         30
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................         60

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........         60
Item 11.  Executive Compensation......................................         60
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................         61
Item 13.  Certain Relationships and Related Transactions..............         61

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................         61

Signatures............................................................         65

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Professionals Group, Inc. ("Professionals Group," and together with its subsidiaries, the "Company") is a Michigan business corporation and insurance holding company that was incorporated under the laws of the State of Michigan on January 31, 1996. The Company had consolidated assets of $1,072.1 million and $889.2 million at December 31, 1999 and 1998, respectively. Professionals Group's principal executive offices are located at 2600 Professionals Drive, Okemos, Michigan 48864, and its telephone number is (517) 349-6500.

     On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company ("MEEMIC"). As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, Professionals Group acquired 77% of the outstanding common stock of MEEMIC Holdings. This acquisition was accounted for as a purchase business combination. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company.

     On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. All prior period financial information was restated to reflect the combined operations of Professionals Group and PPTF.

     The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments -- professional liability lines property and casualty insurance, personal lines property and casualty insurance and investment operations. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, has been disclosed in Note 18 to the Company's consolidated financial statements (see "Item 8. Financial Statements and Supplementary Data").

PRODUCTS AND SERVICES

     The Company offers medical professional liability insurance to physicians, surgeons, dentists, hospitals and other health care providers through its wholly owned subsidiary ProNational Insurance Company, a stock insurance company incorporated under Michigan law in 1980 ("ProNational"). Medical professional liability insurance provides insurance against the legal liability of an insured (and against loss, damage or expense incident to a claim of such liability) arising out of bodily injury, sickness, disease or death sustained by a patient arising from an act or omission occurring in the furnishing of health care services to a patient. ProNational, which is licensed to provide such insurance in 20 states, operates primarily in Florida, Michigan, Illinois, Indiana, Kentucky, Ohio and Pennsylvania. ProNational has applied for licenses in 2 additional states. ProNational Casualty Company, a stock insurance company incorporated under the laws of Illinois in 1994 and a wholly owned subsidiary of ProNational ("ProNational Casualty"), is licensed to provide such insurance in Illinois.

     The Company offers private passenger automobile and homeowners insurance primarily to educational employees and their immediate families through its majority owned subsidiary, MEEMIC, a stock insurance company incorporated under Michigan law in 1949. MEEMIC is licensed to provide such insurance in Michigan and has applied for licenses in 3 additional states.

     ProNational, ProNational Casualty and MEEMIC are all rated A- (Excellent) by A.M. Best Company, Inc. ("A.M. Best"). ProNational is rated A- (Strong) by Standard & Poor's Corporation ("Standard & Poor's"). See "Glossary of Selected Insurance Terms" for descriptions of the rating continuums utilized by A.M. Best and Standard & Poor's. In developing their respective ratings, A.M. Best and Standard & Poor's each evaluate an insurer's financial and operating performance including a quantitative evaluation of profitability, leverage and liquidity and a qualitative evaluation of spread of risk, appropriateness of reinsurance, quality and diversification of assets, adequacy of reserves and surplus, and management experience. These ratings are based on factors of concern to policyholders, agents and intermediaries and are not directed towards the protection of shareholders.

MARKETING

     ProNational currently markets its insurance products primarily in Florida, Michigan, Illinois, Indiana, Kentucky, Ohio and Pennsylvania. ProNational's insurance products are marketed and sold in cooperation with local independent insurance agencies and by direct employees of ProNational. ProNational is primarily responsible for general marketing activities such as advertising, product information, convention participation and relationships with various professional associations of which ProNational's insureds are members. The independent insurance agencies are primarily responsible for the sale of ProNational's insurance products by pursuing leads generated by ProNational's marketing activities and through agency-generated leads in their local communities. During 1999, approximately 56% of ProNational's direct written premiums were produced through independent insurance agencies (the top ten agencies accounted for approximately 31% of total direct written premiums) and 44% were produced directly.

     ProNational has also entered into endorsement and marketing agreements with local medical associations and other provider-supported organizations that provide rate credits and certain services for insureds of the programs. These endorsement and marketing agreements allow ProNational to make presentations and provide access to the medical association's respective publications for advertisements.

     ProNational provides risk management services designed to heighten its insureds awareness of situations giving rise to potential loss exposures, to educate its insureds on ways to improve their medical procedures and to assist its insureds in implementing risk modification measures. ProNational presents and participates in periodic seminars with medical groups at which pertinent subjects are presented.

     MEEMIC markets its insurance products through sales representatives associated with its wholly owned agency, which is the exclusive distributor of MEEMIC's insurance products. Most of the sales representatives belong to the educational community and are engaged in peer selling.

     MEEMIC's agency conducts regular meetings with its sales representatives, establishes benchmarks and goals, conducts technical training and sponsors continuing education programs. The agency representatives provide information to MEEMIC about the marketplace and needs of its insureds, which is used to develop new products and new product features. The agency recruits and trains new sales representatives to work in underserviced areas of Michigan. During 1999, one sales representative accounted for over 5% of MEEMIC's direct written premiums and the top ten representatives accounted for approximately 35% of MEEMIC's direct written premiums.

UNDERWRITING

     All underwriting decisions for medical professional liability products are made by ProNational through its underwriting staff. ProNational's independent agencies do have binding authority. Each prospective insured is required to submit an application for coverage that, among other things, reviews the professional training, area and scope of practice and claims history of the prospective insured. Through its underwriting process, which involves an evaluation of the application and, in certain situations, may include supplemental on-site risk management evaluations, ProNational assesses the quality and pricing of the risk, emphasizing loss history, practice specialty and location. ProNational's insurance policy premiums are based upon several factors, the most important of which are loss history, practice specialty and location of practice.

     The majority of medical professional liability policies issued by ProNational are "claims-made" policies, although approximately 16% of ProNational's direct medical professional liability premiums were derived from "occurrence" policies during 1999. See "Glossary of Selected Insurance Terms" for claims-made and occurrence definitions.

     MEEMIC's agency representatives have the authority to bind coverage for a thirty day period. MEEMIC's underwriting staff accepts applications for insurance based on established underwriting guidelines. Underwriting supervisors regularly audit the work of individual underwriters to ensure adherence to these guidelines.

CLAIMS MANAGEMENT

     ProNational's claims department is responsible for the supervision of claims investigation, the establishment of case reserves, cost control, case management, development of the defense strategy and the coordination and control of attorneys engaged by ProNational. Medical and/or other professional experts are retained to assist in the analysis and defense of claims. A claims committee comprised of experienced company representatives and outside medical specialists meets regularly to provide medical insights and input for certain complex cases. ProNational has seven claims offices in order to provide localized and timely attention to claims.

     ProNational's claims department has settlement authority for claims filed against its insureds. ProNational emphasizes early evaluation and aggressive management of claims. ProNational believes that it has developed relationships with attorneys who have significant experience in the defense of professional liability claims and who are able to defend claims in an aggressive, cost efficient manner.

     MEEMIC's claims department is responsible for the timely investigation, evaluation and settlement of claims, controlling claims expense and maintaining adequate reserves. MEEMIC's claims operation is centralized in Auburn Hills, Michigan, however; several multi-line resident adjusters are located in cities throughout Michigan. MEEMIC has also established a network of automobile glass and body shops that provide damage appraisals and repairs according to established company guidelines. Independent adjusters are used when claim volume rises. Audits of liability claim files are conducted regularly by claims department managers. Less than 1% of all claims result in litigation. The majority of litigation is handled by MEEMIC's in-house legal counsel and monitored by the claims department.

RESERVES AND LOSSES

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

     Loss and LAE reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, especially professional liability reserves and in states where the Company does not have significant past loss experience, is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing the Company's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are generally reflected in current operations.

     The following table reconciles beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated. See also Note 8 to the Company's consolidated financial statements.

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                                ----        ----       ----
                                                                      (IN THOUSANDS)
Balance, beginning of year..................................  $ 540,583   $489,207   $501,512
Less reinsurance balances recoverable.......................   (108,036)   (80,431)   (73,855)
                                                              ---------   --------   --------
Net balance, beginning of year..............................    432,547    408,776    427,657
                                                              ---------   --------   --------
Incurred related to:
  Current year..............................................    181,944    161,417    155,595
  Prior years...............................................    (22,184)     9,623    (31,361)
                                                              ---------   --------   --------
          Total incurred....................................    159,760    171,040    124,234
                                                              ---------   --------   --------
Loss and LAE reserves acquired..............................     39,836         --         --
                                                              ---------   --------   --------
Paid related to:
  Current year..............................................     47,191     26,157     19,679
  Prior years...............................................    120,693    121,112    123,436
                                                              ---------   --------   --------
          Total paid........................................    167,884    147,269    143,115
                                                              ---------   --------   --------
Net balance, end of year....................................    464,259    432,547    408,776
Plus reinsurance balances recoverable.......................    167,722    108,036     80,431
                                                              ---------   --------   --------
Balance, end of year........................................  $ 631,981   $540,583   $489,207
                                                              =========   ========   ========

     The following table presents the development of the net liability of undiscounted reserves for losses and LAE for the calendar years 1990 through 1999. (Through 1994, the Company's losses and LAE reserves were discounted. Effective January 1, 1995, this practice was discontinued). The amounts shown for each year on the top line of the table present the Company's estimate of its losses and LAE reserves as originally reported to stockholders. (The losses and LAE reserves as originally reported are presented net of reinsurance recoverables relating to unpaid losses through 1991, net of losses and LAE reserve discount through 1994, and gross of such amounts thereafter). The net liability-end of year line represents the undiscounted estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported, net of reinsurance ceded. The portion of the table labeled "cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The next portion of the table shows the re-estimated amount of the previously recorded loss and LAE reserves based on experience as of the end of each succeeding year, followed by a line indicating the change from the original estimate to the most current re-estimate.

        ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,
                              ------------------------------------------------------------------------------------------------
                                1990       1991       1992       1993       1994       1995       1996       1997       1998
                                ----       ----       ----       ----       ----       ----       ----       ----       ----
Loss & LAE Reserves as
 originally reported........  $315,972   $336,907   $401,548   $427,254   $465,571   $501,690   $501,512   $489,207   $540,583
Less reinsurance
 recoverable................        --         --     45,227     50,016     49,865     53,264     73,855     80,431    108,036
Add pro forma change to
 reflect elimination of
 discount...................    32,781     27,839     16,568     12,616     12,310         --         --         --         --
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
Net liability -- end of
 year.......................  $348,753   $364,746   $372,889   $389,854   $428,016   $448,426   $427,657   $408,776   $432,547
Cumulative paid as of:
One year later..............    75,671     93,668     95,487    105,882    124,644    133,082    123,436    121,112    116,187
Two years later.............   145,751    161,794    167,510    187,443    219,466    223,053    211,797    207,355
Three years later...........   188,545    206,119    215,932    239,956    263,515    281,534    269,935
Four years later............   212,083    231,551    244,286    258,242    297,344    318,720
Five years later............   226,977    246,433    254,020    280,113    318,762
Six years later.............   235,345    251,918    260,777    293,743
Seven years later...........   238,096    255,597    269,268
Eight years later...........   240,185    263,460
Nine years later............   244,860
Re-estimated net liability
 as of:
End of year.................   348,753    364,746    372,889    389,854    428,016    448,426    427,657    408,776    432,547
One year later..............   331,263    335,227    344,978    368,231    409,022    434,810    396,296    418,399    415,463
Two years later.............   306,969    317,643    327,746    358,275    395,053    400,149    404,898    402,124
Three years later...........   292,899    300,333    322,781    344,771    374,180    414,957    394,175
Four years later............   273,572    300,030    311,978    327,943    374,167    406,675
Five years later............   274,770    293,631    303,057    331,814    374,576
Six years later.............   268,343    287,939    298,185    332,469
Seven years later...........   261,611    285,053    299,341
Eight years later...........   263,834    287,175
Nine years later............   264,948
Net cumulative redundancy...    83,805     77,571     73,548     57,385     53,440     41,751     33,482      6,652     17,084

                                 DECEMBER 31,
                              ------------------
                               1999*      1999
                               -----      ----
Loss & LAE Reserves as
 originally reported........  $94,634   $631,981
Less reinsurance
 recoverable................   54,798    167,722
Add pro forma change to
 reflect elimination of
 discount...................       --         --
                              -------   --------
Net liability -- end of
 year.......................  $39,836   $464,259
Cumulative paid as of:
One year later..............    4,506
Two years later.............
Three years later...........
Four years later............
Five years later............
Six years later.............
Seven years later...........
Eight years later...........
Nine years later............
Re-estimated net liability
 as of:
End of year.................   34,736    464,259
One year later..............
Two years later.............
Three years later...........
Four years later............
Five years later............
Six years later.............
Seven years later...........
Eight years later...........
Nine years later............
Net cumulative redundancy...    5,100

---------------

* Represents MEEMIC reserves acquired on July 1, 1999 and subsequent development thereon, through December 31, 1999. This balance combined with balances reflected in the 1998 column determine development recorded for the Company on a consolidated basis.

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

     As shown in the reserve development table, positive reserve development exists for each of the years 1990 through 1998. Such positive reserve development is mainly attributable to (i) the Company's historical practice of establishing its loss and loss adjustment expense reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties, and (ii) lower than expected claims costs associated in part with tort reform legislation enacted in Michigan between 1986 and 1994. Such tort reform legislation shortened the statute of limitations, introduced a statute of repose with a six year limitation for adults, modified expert witness rules to require more qualified expert witnesses and capped non-economic damages. The 1997 year has a lower positive reserve development compared to other years which was mainly attributable to a loss reserve charge recorded by the Company in 1998 to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business acquired from PPTF in 1998.

     The following table reconciles loss and LAE reserves of the Company in accordance with statutory accounting practices ("SAP") with reserves reflected in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1999 and 1998.

               RECONCILIATION OF SAP RESERVES WITH GAAP RESERVES
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
Loss and LAE reserves -- SAP basis..........................  $464,259   $432,547
Provision for reinsurance on unpaid losses..................   167,722    108,036
                                                              --------   --------
  Loss and LAE reserves -- GAAP basis.......................  $631,981   $540,583
                                                              ========   ========

     Under SAP, loss and LAE reserves are presented net of the provision for reinsurance, whereas under GAAP, loss and LAE reserves are presented gross of reinsurance and amounts due from reinsurers are presented as an asset. The Company does not discount reserves for GAAP or SAP reporting.

INVESTMENTS

     The Company invests principally in fixed maturity securities, all of which are classified as available for sale. Investment management services are provided to the Company by independent third party investment managers. Such services include reviewing and recommending investment policies and implementing and executing investment strategies and are currently provided for a fee based on the market value of the investment portfolio managed by the respective managers. The general investment policies of the Company are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. The Company has invested a substantial portion of its fixed maturity portfolio in municipal bonds, which the Company believes generate a greater after-tax return than investments in taxable fixed income securities of comparable risk, duration and other investment characteristics. The fixed maturity portfolio had an average Standard & Poor's credit quality rating of AA (Excellent) and there were no securities in default at December 31, 1999. See also Note 5 to the Company's consolidated financial statements.

REINSURANCE

     In accordance with industry practice, the Company purchases reinsurance to limit risk on individual exposures, protect against catastrophic losses, stabilize underwriting results and increase its capacity to write insurance. Reinsurance involves the Company transferring, or ceding, all or a portion of its exposure on a given insurance policy to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premium received by the Company. Reinsurance does not discharge the Company from its obligation to its insureds. If the reinsurer fails to meet its obligations, the Company remains liable to pay the insured.

     ProNational has various reinsurance agreements. Generally, ProNational's risk retention level has been dependent upon numerous factors including limits of liability coverage sold in a particular state, level of experience within a state and ProNational's analysis of the potential underwriting results within each state. Accordingly, ProNational's retention has varied between $250,000 and $1.0 million. Currently, ProNational retains $500,000 in most states. ProNational also has reinsurance agreements that provide defined coverages for claims exceeding policy limits or extra contractual obligations. ProNational also has various stop loss reinsurance agreements, primarily to protect against potential future adverse development.

     MEEMIC has reinsured its risks in excess of $150,000 per loss. MEEMIC has also purchased catastrophe reinsurance for automobile physical damage and homeowners property damage in four layers up to $13.5 million in excess of $500,000, with each layer subject to a retention of 5%. Every insurer (including MEEMIC) engaged in writing personal protection insurance coverage in Michigan is required to be a member of the Michigan Catastrophic Claims Association ("MCCA"), an unincorporated nonprofit association created by Michigan law. The MCCA covers all personal injury losses incurred by MEEMIC and all other member companies in excess of $250,000. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and is not rated by A.M. Best.

     ProNational and MEEMIC place their reinsurance agreements and treaties with a number of individual companies and syndicates to avoid significant concentrations of credit risk. PMA Reinsurance Corporation and General Reinsurance Corporation are ProNational's largest reinsurers, with 36% and 28%, respectively, of ProNational's total ceded premiums in 1999. American Re is MEEMIC's largest reinsurer (excluding ProNational), with 7% of MEEMIC's total ceded premiums in 1999. All reinsurers exceeding 5% of ProNational's and MEEMIC's respective total ceded premiums in 1999 are rated A- (Excellent) or higher by A.M. Best. ProNational and MEEMIC rely on their reinsurance intermediary to assist in the analysis of credit quality of its reinsurers. ProNational and MEEMIC have not experienced any material difficulties in collecting amounts due from reinsurers and both believe (i) that reinsurance is maintained with financially stable reinsurers and (ii) that any reinsurance security maintained is adequate to protect their interests. See also Note 6 to the Company's consolidated financial statements.

     From July 1, 1997 through June 30, 1999, ProNational assumed, on a quota-share basis, 40% of the net personal lines insurance business from MEEMIC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." In accordance with MEEMIC's conversion into a stock company, this quota share reinsurance agreement was cancelled on June 30, 1999.

COMPETITION

     The Company competes with numerous insurance companies and various self-insurance mechanisms. Many of these competitors are substantially larger and have considerably greater financial resources than does the Company. Additionally, several of these competitors have A.M. Best ratings that are higher than the Company's insurance subsidiaries of A- (Excellent).

     Competition, particularly in the medical malpractice insurance industry, may take several forms including pricing, service quality, breadth and flexibility of coverages, method of sale, and insurance carrier financial stability and ratings. The Company competes through name recognition and reputation by emphasizing a high level of customer service to insureds, and, especially in its Midwest markets, by using local insurance agencies to sell and distribute its medical professional liability insurance products. The Company has attempted to balance its need for rate adjustments with the goal of maintaining market share in a very competitive insurance market. Although the Company is endeavoring to offset lower premiums charged through selective underwriting practices, there can be no assurance that these practices will be successful in the long term.

     The success of the Company may also be influenced by general economic conditions in the geographic markets served by it. No assurance can be given that favorable economic conditions will exist in such markets.

REGULATION

     General. Insurance holding companies and insurance companies are extensively regulated. Such regulation has had a significant effect on the operations of insurance holding companies and insurance companies in the past and is expected to have significant effects in the future. Periodically, legislation is considered and adopted which has resulted in, or that could result in, further regulation or deregulation of insurance holding companies and insurance companies. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Company.

     Insurance companies are subject to regulation by government agencies in the states in which they are licensed. ProNational is domiciled in Michigan and is licensed as a property and casualty insurer in 20 states. ProNational Casualty is domiciled and licensed as a property and casualty insurer in Illinois. MEEMIC is domiciled in Michigan and licensed as a property and casualty insurer in Michigan. The nature and extent of such regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premium, losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single entity, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies, including market conduct examinations. Such regulation is generally intended for the protection of policyholders rather than shareholders. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance.

     Professionals Group is subject to regulation as an insurance holding company because of its ownership of ProNational and MEEMIC and is required to file information relating to its capital structure, ownership, and financial condition and general business operations of its insurance subsidiaries. As an insurance holding company, Professionals Group is also subject to special reporting and prior approval requirements with respect to transactions among its affiliates.

     Insurance companies are affected by a variety of state and Federal legislative and regulatory measures and judicial decisions. Regulation of the insurance industry is undergoing continuous change and the ultimate effect of such changes cannot be predicted. Regulations now affecting the Company may be modified at any time and new regulations affecting the Company may be enacted. There is no assurance that such modifications will not adversely affect the business of the Company.

     Change or Acquisition of Control. ProNational and MEEMIC are Michigan stock, property and casualty insurance companies organized under the Michigan Insurance Code of 1956, as amended (the "Michigan Insurance Code"). ProNational Casualty is an Illinois stock, property and casualty insurance company organized under the Illinois Insurance Code. The Michigan Insurance Code and the Illinois Insurance Code provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurer or of any person controlling a domestic insurer must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In both Michigan and Illinois, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

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

     Insolvency Funds; Mandatory Pools. Most states require admitted property and casualty insurers to become members of insolvency or guaranty funds or associations which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. The Company makes accruals for its portion of assessments when notified of assessments by a fund or association.

     Insurance companies are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Pools are typically found in insurance lines such as workers' compensation, homeowners and personal automobile insurance. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. The Company makes accruals for its portion of assessments when notified of assessments by a pool.

     Restrictions on Dividends. The Michigan Insurance Code and the Illinois Insurance Code regulate the distribution of dividends and other payments to a holding company by its insurance subsidiaries. Under each of the Michigan Insurance Code and the Illinois Insurance Code, an insurer may pay dividends or distribute cash or other property so long as such dividends or distributions, together with all other dividends or distributions made within the preceding year, do not exceed the greater of (i) 10% of the insurer's policyholders' surplus as of December 31 of the preceding year or (ii) the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year, with larger dividends payable only upon prior regulatory approval. Such restrictions or any additional subsequently imposed restrictions may in the future affect Professionals Group's ability to fund its operations, pay principal and interest on its debt, pay its expenses and pay any cash dividends to its stockholders. Future dividends from Professionals Group's subsidiaries may also be limited by business considerations.

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

                                                    RATIO OF TOTAL ADJUSTED CAPITAL
                                                    TO AUTHORIZED CONTROL LEVEL RBC
LEVEL                                                   (LESS THAN OR EQUAL TO)
-----                                               -------------------------------
Company action level..............................                2.0
Regulatory action level...........................                1.5
Authorized control level..........................                1.0
Mandatory control level...........................                0.7

     ProNational, ProNational Casualty and MEEMIC have calculated their ratios of total adjusted capital to authorized control level RBC and each were in excess of 5:1 at December 31, 1999.

     NAIC-IRIS Ratios. The NAIC's Insurance Regulatory Information System was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurers operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more ratios generally leads to inquiries from individual state insurance commissioners, of which none have been received.

     In 1999, ProNational Casualty did not have any ratios which varied from the "usual value" range.

     In 1999, ProNational had one ratio which varied from the "usual value" range -- two year overall operating ratio. ProNational's two year overall operating ratio was outside the acceptable range due to a $25.6 million loss reserve charge (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and ProNational's elimination of its practice of discounting loss reserves for SAP reporting during 1998.

     In 1999, MEEMIC had two ratios which varied from the "usual value" range. The two items, which had "unusual values", were change in net writings and change in surplus. Change in net writings was outside the acceptable range as a result of the quota share agreement with ProNational being cancelled on July 1, 1999, which allowed MEEMIC to retain a greater portion of its own business. The change in surplus was outside the acceptable range as a result of the proceeds from MEEMIC's initial public offering on July 1, 1999.

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

     NAIC -- Codification. The NAIC has codified statutory accounting practices (the "Codification") that provide for state insurance commissioner discretion in the determination of appropriate statutory accounting for insurers. The NAIC has established an effective date of January 1, 2001 for the Codification. Actual implementation of the Codification will be determined by an insurer's state of domicile.

     Many issues remain to be resolved during the implementation phase; however, its completion will likely change the definitions of what comprised prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements. Currently, permitted statutory accounting practices encompass all accounting practices not so prescribed and differ from state to state, may differ from company to company within a state and may change in the future. Management has not determined the effects, if any, that Codification may have on its insurance subsidiaries.

SUBSIDIARIES

     Professionals Group has seven wholly owned subsidiaries and two majority owned subsidiaries. The wholly owned subsidiaries are: ProNational, ProNational Insurance Agency, Inc., Professionals Group Services Corporation, American Insurance Management Corporation, PICOM Claims Services Corporation, ProNational Casualty and Physicians Protective Plan, Inc. The majority owned subsidiaries are MedAdvantage, Inc. and MEEMIC Holdings.

EMPLOYEES

     The Company, primarily through ProNational and MEEMIC, had 380 employees as of December 31, 1999. None of these employees are covered by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

FORWARD-LOOKING STATEMENTS

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

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that a number of factors, all of which are difficult to predict and many of which are beyond our control, could affect our future results and performance and any other expectations expressed in our forward-looking statements. This could cause our actual results, performance and experience to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

     - significantly increased industry competition that causes lower premiums and reduced profitability;

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

     - technological changes that are more difficult or expensive than we expect.

     We do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

GLOSSARY OF SELECTED INSURANCE TERMS

     A.M. Best Rating. A.M. Best Ratings are divided into "Secure" and "Vulnerable" rating groups as follows. Secure Ratings: A++, A+ (Superior); A, A- (Excellent); and B++, B+ (Very Good). Vulnerable Ratings: B, B- (Adequate); C++, C+ (Fair); C, C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

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

     Quota Share Reinsurance. A form of reinsurance in which the insurer cedes and the reinsurer assumes an agreed-upon percentage of risks. Also known as proportional reinsurance.

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

     Standard & Poor's ratings. Standard & Poor's Insurer Financial Strength Ratings are divided into "Secure Range" and "Vulnerable Range" groupings as follows. Secure Range: AAA (Extremely Strong); AA (Very Strong); A (Strong); and BBB (Good). Vulnerable Range: BB (Marginal); B (Weak); CCC (Very Weak); CC (Extremely Weak); and R (Regulatory Supervision).

     Statutory Accounting Practices (SAP). Those principles required by state law which must be followed by insurers in submitting their financial statements to state insurance departments.

     Statutory surplus. The amount remaining after all liabilities of an insurance company are subtracted from all of its admitted assets, applying statutory accounting practices.

ITEM 2. PROPERTIES

     Professionals Group owns its principal executive offices in Okemos, Michigan. Professionals Group also owns, primarily for investment purposes, an office building in Williamston, Michigan. MEEMIC leases its principal executive offices in Auburn Hills, Michigan. MEEMIC also owns, primarily for investment purposes, an 11.5 acre vacant parcel of land in Auburn Hills, Michigan. The Company leases office facilities in various locations and also leases computer and operating equipment under cancelable and noncancelable agreements.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which Professionals Group or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Professionals Group's stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF REGISTRANT

     As of March 10, 2000, the executive officers of Professionals Group consisted of the persons identified below. Executive officers are elected annually by, and serve at the pleasure of, Professionals Group's Board of Directors.

                  NAME                         AGE                   POSITION
                  ----                         ---                   --------
William H. Woodhams, M.D................       62    Chairman
Victor T. Adamo, Esq., CPCU.............       52    President and Chief Executive Officer
R. Kevin Clinton, FCAS, MAAA............       45    Vice President
Annette E. Flood, Esq., R.N. ...........       40    Vice President and Secretary
John F. Lang, CPA.......................       35    Vice President, Treasurer and Chief
                                                     Financial Officer
Joseph O. Marker, FCAS, MAAA............       51    Chief Actuary
William P. Sabados......................       50    Chief Information Officer

     William H. Woodhams, M.D. has been a director of Professionals Group since 1996 and its Chairman since 1999. Dr. Woodhams was a director of ProNational Insurance Company from 1980 to July 1, 1998. Dr. Woodhams is board certified in Family Practice and has been in private practice in Kalamazoo, Michigan since 1964. Dr. Woodhams serves as an Assistant Clinical Professor in the Department of Family Practice at Michigan State University, College of Human Medicine. Dr. Woodhams is also a member of the Michigan Board of Medicine Committee of Licensure and Discipline. Dr. Woodhams served as a member of the Board of Directors of Physicians Insurance Company of Indiana from 1982 to 1994. Dr. Woodhams is a graduate of the The University of Michigan School of Medicine.

     Victor T. Adamo, Esq., has been the President and Chief Executive Officer and a director of Professionals Group since 1996. Mr. Adamo has been a director of ProNational since 1990, and was its Chief Executive Officer from 1987 to 1998 and from 1999 to present. Mr. Adamo has been a director and the Chairman of MEEMIC since May 1997. Mr. Adamo has been a director and the Chairman of MEEMIC Holdings since its formation in October 1998. Prior to joining ProNational, Mr. Adamo was in private legal practice from 1975 to 1985 and represented ProNational in corporate legal matters. Mr. Adamo is a graduate of The University of Michigan and New York University School of Law and is a Chartered Property Casualty Underwriter (CPCU). Mr. Adamo and Mr. R. Kevin Clinton are the only current directors of Professionals Group who are also employees of Professionals Group or a subsidiary of Professionals Group.

     R. Kevin Clinton, FCAS, MAAA, has been the President and Chief Executive Officer and a director of MEEMIC since May 1997. Mr. Clinton has been the President and Chief Executive Officer and a director of MEEMIC Holdings since its formation in October 1998. Mr. Clinton was the Chief Financial Officer of Professionals Group from 1996 to March 2000 and has been a director of Professionals Group since September 1997. Mr. Clinton served as Vice President, Treasurer and Actuary of ProNational from 1990 through June 1997. Prior to becoming an officer of ProNational, Mr. Clinton was ProNational's consulting actuary from 1986 to 1990. He formerly served as the Actuary for the Michigan Insurance Bureau and in the actuarial department of Michigan Mutual Insurance Company. Mr. Clinton is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Clinton is a graduate of The University of Michigan where he received a B.A. degree in business administration and an M.A. in actuarial science. Mr. Clinton and Mr. Victor T. Adamo are the only current directors of Professionals Group who are also employees of Professionals Group or a subsidiary of Professionals Group.

     Annette E. Flood, Esq., R.N., has been a Vice President and Secretary of Professionals Group since 1996. Ms. Flood is a director and Senior Vice President, Corporate Secretary and Legal Counsel of ProNational. Ms. Flood has been a director of MEEMIC since May 1997. Ms. Flood has been a director of MEEMIC Holdings since its formation in October 1998. Prior to joining ProNational in 1992, Ms. Flood was employed by Lansing General Hospital, Lansing, Michigan, from 1986 to 1992, most recently in the capacity of Vice President, Legal Services and Quality Management. Prior to joining the Lansing General Hospital staff, Ms. Flood was in the litigation section of the law firm of Dykema Gossett PLLC, Lansing, Michigan. Ms. Flood has a B.A. degree in nursing from The University of Michigan and a law degree from Wayne State University Law School.

     John F. Lang, has been a Vice President, Treasurer and Chief Accounting Officer of Professionals Group since July 1998. Mr. Lang has been the Chief Financial Officer of Professionals Group since March 2000. Mr. Lang has been a director and Senior Vice President of ProNational since May 1999. Mr. Lang served as Treasurer of ProNational from August 1996 through June 1998 and as Chief Financial Officer of ProNational from July 1997 through June 1998. Prior to joining ProNational in 1996, Mr. Lang was a senior manager on the audit staff of Coopers & Lybrand LLP where he was employed since 1986. Mr. Lang is a CPA and has a B.S.B.A. degree in accounting from Central Michigan University.

     Joseph O. Marker, FCAS, MAAA, has been the Chief Actuary of Professionals Group since March 1999. Mr. Marker is also a director and Senior Vice President and Chief Actuary of ProNational. Prior to joining Professionals Group, Mr. Marker served in an actuarial capacity for Allmerica Financial Corporation in Howell, Michigan from 1986 through 1999, most recently as Vice President, Actuarial. Prior to 1986, Mr. Marker was an actuary for Westfield Companies and St. Paul Companies. Mr. Marker is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Marker is a graduate of The University of Michigan where he received a Bachelors degree in mathematics and a Masters degree from the University of Minnesota in Mathematics.

     William P. Sabados, has been the Chief Information Officer of Professionals Group since July 1998. Mr. Sabados is also a director and Chief Information Officer of ProNational. Mr. Sabados has been a Vice President and Chief Information Officer of MEEMIC since February 1997. From 1987 to 1997, Mr. Sabados was Vice President of Information Systems for the Investor Insurance Group. Prior to that, Mr. Sabados served as Director of Membership/Billing for Blue Cross/Blue Shield North East Ohio in Cleveland, Ohio since 1984. Mr. Sabados is a graduate of David M. Meyers College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of common stock, no par value per share, of Professionals Group have been traded on The Nasdaq Stock Market(R) under the symbol "PICM" since September 3, 1996. Prior to Professionals Group's formation, the stock traded under the name of PICOM Insurance Company on The Nasdaq Stock Market(R), which also used the symbol "PICM."

     The table below sets forth the high and low sale prices for the common stock, no par value per share, of Professionals Group on The Nasdaq Stock Market(R). In each case the quotations have been adjusted as if the ten percent stock dividend paid by Professionals Group on December 13, 1999 had occurred prior to such quarters. Although transactions in common stock, no par value per share, of Professionals Group have been, and are expected to continue to be, facilitated by market-makers, there can be no assurance that an established or liquid trading market will continue.

                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                               ----     ---
1999
First Quarter...............................................  $28.86   $22.96
Second Quarter..............................................   32.27    21.36
Third Quarter...............................................   31.82    21.59
Fourth Quarter..............................................   27.00    20.00
1998
First Quarter...............................................  $36.78   $32.03
Second Quarter..............................................   35.12    27.48
Third Quarter...............................................   31.41    19.94
Fourth Quarter..............................................   32.05    20.66

     As of March 1, 2000 there were 4,261 registered holders of shares of common stock, no par value per share, of Professionals Group.

     The holders of common stock, no par value per share, of Professionals Group are entitled to receive such dividends as may be declared from time to time by the Board of Directors of Professionals Group out of funds legally available therefor. Professionals Group is not expected to declare cash dividends on its common stock for the foreseeable future, as it is expected that earnings of Professionals Group and its subsidiaries will be retained and used for operations or to repurchase Professionals Group's common stock in open market transactions. Any future dividends will depend upon, among other things, future financial results and requirements and contractual restrictions applicable to Professionals Group or its subsidiaries, including a covenant related to Professionals Group's bank term loan which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Professionals Group declared a 10% stock dividend on November 15, 1999 which was paid on December 13, 1999 to stockholders of record as of November 29, 1999. No fractional shares of common stock were issued in payment of the stock dividend. In lieu of fractional shares, an immaterial amount of cash was paid to stockholders.

     The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly ProNational). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions that generally limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. (See "Item 1.
Business -- Regulation -- Restrictions on Dividends.") As of January 1, 2000, approximately $23.0 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1999, 1998 and 1997, Professionals Group's insurance subsidiaries paid cash dividends aggregating $12.0 million, $12.3 million and $4.7 million, respectively, to Professionals Group. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also Note 11 to the Company's consolidated financial statements).

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

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                            ----       ----       ----       ----       ----
Income Statement Data(1):
  Gross premiums written................  $225,123   $162,529   $181,170   $154,739   $171,413
  Net premiums written..................   199,351    143,922    163,014    124,183    155,658
  Net premiums earned...................   195,169    153,449    132,026    125,406    156,191
  Net investment income.................    41,142     38,443     39,521     39,051     37,779
  Total revenues and other income.......   243,571    203,669    181,542    170,106    199,352
  Losses and loss adjustment
     expenses(2)(4).....................   159,760    171,040    124,234    124,761    156,154
          Total expenses................   208,549    213,032    151,273    144,043    173,774
  Income (loss) before cumulative effect
     of change in accounting method and
     extraordinary item.................    25,791     (3,231)    22,428     18,961     18,902
  Cumulative effect of change in
     accounting method(2)...............        --         --         --         --     (8,125)
  Extraordinary item....................     1,397         --         --         --         --
                                          --------   --------   --------   --------   --------
          Net income (loss).............  $ 27,188   $ (3,231)  $ 22,428   $ 18,961   $ 10,777
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding --
     basic(3)...........................     9,145      9,189      9,174      9,155      9,101
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding --
     assuming dilution(3)...............     9,253      9,189      9,176      9,155      9,101
                                          ========   ========   ========   ========   ========
Earnings per share -- basic(3):
  Income (loss) before cumulative effect
     of change in accounting method and
     extraordinary item.................  $   2.82   $  (0.35)  $   2.44   $   2.07   $   2.07
  Cumulative effect of change in
     accounting method(2)...............        --         --         --         --      (0.89)
  Extraordinary item....................      0.15         --         --         --         --
                                          --------   --------   --------   --------   --------
          Net income (loss) per common
            share -- basic..............  $   2.97   $  (0.35)  $   2.44   $   2.07   $   1.18
                                          ========   ========   ========   ========   ========
Earnings per share -- assuming
  dilution(3):
  Income (loss) before cumulative effect
     of change in accounting method and
     extraordinary item.................  $   2.75   $  (0.35)  $   2.44   $   2.07   $   2.07
  Cumulative effect of change in
     accounting method(2)...............        --         --         --         --      (0.89)
  Extraordinary item....................      0.15         --         --         --         --
                                          --------   --------   --------   --------   --------
          Net income (loss) per common
            share -- assuming
            dilution....................  $   2.90   $  (0.35)  $   2.44   $   2.07   $   1.18
                                          ========   ========   ========   ========   ========
Cash dividends declared per share.......  $     --   $     --   $     --   $     --   $     --
                                          ========   ========   ========   ========   ========

                                                          AS OF DECEMBER 31,
                                      ----------------------------------------------------------
                                         1999         1998        1997        1996        1995
                                         ----         ----        ----        ----        ----
Balance Sheet Data:
  Total investments.................  $  758,268    $691,033    $678,642    $644,992    $664,656
  Total assets......................   1,072,089     889,211     847,990     774,904     768,828
  Loss and loss adjustment expense
     reserves.......................     631,981     540,583     489,207     501,512     501,690
  Reserve for extended reporting
     period claims..................      27,674      26,674      25,628      23,420      22,017
  Unearned premiums.................      87,305      48,201      56,047      21,945      23,122
  Long-term debt....................      17,500      20,000      22,500          --          --
  Stockholders' equity..............     216,816     222,097     219,880     190,157     180,327
  Book value per common share(3)....       24.10       24.13       23.97       20.73       19.81

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                        ----        ----        ----        ----        ----
Selected Statutory Data:
  Loss ratio(4).....................      89.7%      119.1%       95.8%       99.9%      101.8%
  Expense ratio(1)..................      21.7%       24.6%       14.6%       12.0%        9.9%
                                      --------    --------    --------    --------    --------
  Combined ratio....................     111.4%      143.7%      110.4%      111.9%      111.7%
                                      ========    ========    ========    ========    ========
  Statutory surplus.................  $229,657    $193,894    $221,487    $185,648    $159,376
  Net premiums written to statutory
     surplus........................       .60x        .74x        .74x        .67x        .98x
Selected GAAP Data:
  GAAP combined ratio(4)............     104.6%      136.5%      113.2%      114.9%      111.3%
                                      ========    ========    ========    ========    ========

---------------

(1) From July 1, 1997 through June 30, 1999, the Company assumed 40% of the net premiums of MEEMIC. The business assumed from MEEMIC has increased the expense ratio because of the higher ceding commission associated with this personal lines business. On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership (see also Note 4 to the Company's consolidated financial statements).

(2) The Company discounted loss and loss adjustment expense reserves through 1994. Effective January 1, 1995, the Company eliminated its practice of discounting loss and loss adjustment expense reserves for GAAP reporting purposes, which was treated as a change in accounting method.

(3) Weighted average shares outstanding are in thousands. Prior period amounts have been restated for the effects of 10% stock dividends on December 13, 1999, December 23, 1998 and December 16, 1996, respectively.

(4) In 1998 the Company increased its estimated liability for loss and loss adjustment expense reserves by $25.6 million to reflect actuarial estimates and the application of the Company's reserving practices to its Florida book of business. The ratio includes the increase in reserve for extended reporting period claims.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (e.g., see the disclosures under "Item 1. Business -- Forward Looking Statements").

OVERVIEW

     Professionals Group is organized and operates principally in the property and casualty insurance industry and has two insurance product segments. The professional liability segment provides insurance coverage and services to health care providers through Professionals Group's wholly owned subsidiary, ProNational Insurance Company. The personal lines segment provides personal auto and homeowners coverages primarily to teachers and other educational employees through Professionals Group's majority owned subsidiary, MEEMIC Holdings, Inc. and its wholly owned subsidiary, MEEMIC Insurance Company.

     On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership (see also Note 4 to the Company's consolidated financial statements.) The transaction was accounted for as a purchase business combination.

     On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). The transaction was accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. All prior period financial information was restated to reflect the combined operations of Professionals Group and PPTF (see also Note 4 to the Company's consolidated financial statements.)

FINANCIAL CONDITION

     The Company's total assets increased $182.9 million, or 20.6%, to $1,072.1 million at December 31, 1999, compared to $889.2 million at December 31, 1998. The increase in total assets was due primarily to the acquisition of MEEMIC Holdings which added $249.1 million. The significant components of the increase in total assets related to invested assets, reinsurance balances and deferred federal income taxes, as further discussed below. Reinsurance balances increased $61.4 million, or 57.6%, to $168.1 million at December 31, 1999, from $106.7 million at December 31, 1998 due primarily to the acquisition of MEEMIC Holdings, which added $51.3 million. The remainder of the increase in reinsurance balances was due to an increase of medical malpractice business sold at higher limits, resulting in greater reinsurance participation, therefore the reinsurance recoverables have continued to increase.

     As of December 31, 1999 and 1998, the Company had invested assets of $758.3 million and $691.0 million, respectively. This 9.7% increase in invested assets was primarily due to the acquisition of MEEMIC Holdings, which added $159.7 million. Offsetting this increase was a reduction in the fair value of the fixed maturity portfolio, as further discussed below. Invested assets represented approximately 71% and 78% of the Company's total assets as of December 31, 1999 and 1998, respectively.

     As of December 31, 1999 and 1998, the Company's investment portfolio was dominated by fixed maturity securities and primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks, and tax-exempt U.S. municipal bonds. As of December 31, 1999 and 1998, these fixed maturity securities aggregated $731.0 million and $669.1 million, respectively. Approximately 59% of the fixed maturity portfolio was rated AAA by Standard & Poor's at December 31, 1999. The fixed maturity portfolio had an average Standard & Poor's credit quality rating of AA (Excellent) and there were no securities in default at December 31, 1999.

     All fixed maturity securities are classified as available-for-sale and are carried at fair value as of December 31, 1999 and 1998. As a result, the Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 1999, the fixed maturity portfolio had net unrealized losses of $19.5 million. As of December 31, 1998, the fixed maturity portfolio had net unrealized gains of $22.3 million. This change was due primarily to higher interest rates at year-end 1999 compared to year-end 1998. As of December 31, 1999, the fixed maturity portfolio had a weighted average modified duration of approximately 4.9 years. A one hundred basis point increase in market interest rates would decrease the value of this portfolio by approximately 4.9 percent, whereas a one hundred basis point decrease in market interest rates would increase the value of this portfolio by approximately 4.9 percent.

     As of December 31, 1999 and 1998, equity securities totaled $4.9 million and $3.9 million, respectively, and primarily consisted of high-quality U.S. corporate common stocks. As of December 31, 1999 and 1998, equity securities had net unrealized gains (losses) of $1.1 million and ($0.1) million, respectively.

     Deferred federal income taxes increased $29.7 million, or 121.1%, to $54.2 million at December 31, 1999, from $24.5 million at December 31, 1998. This increase was primarily attributable to the acquisition of MEEMIC Holdings, which added $17.8 million and from unrealized losses in the investment portfolio.

     Loss and loss adjustment expense reserves represented approximately 74% and 81% of the Company's consolidated liabilities at December 31, 1999 and 1998, respectively. The decrease in this percentage was due to the acquisition of MEEMIC Holdings, which has a smaller percentage of reserves to total liabilities when compared to professional liability reserves, therefore the percentage of reserves to total liabilities has decreased. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves within the range of acceptable values periodically estimated by the Company's consulting actuary. The Company's carried reserves are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

     Loss and loss adjustment expense reserves increased $91.4 million, or 16.9%, to $632.0 million at December 31, 1999, from $540.6 million at December 31, 1998. This increase was primarily attributable to the acquisition of MEEMIC Holdings, which added $96.0 million.

     The unearned premium reserve increased $39.1 million, or 81.1%, to $87.3 million at December 31, 1999, from $48.2 million at December 31, 1998. This increase was due mainly to the acquisition of MEEMIC Holdings, which added $34.1 million. The remainder of the increase was due to an increase in the professional liability business written in 1999 compared to 1998.

     The $18.6 million excess of assets acquired over cost and the minority interest of $23.8 million at December 31, 1999 were related to the acquisition of MEEMIC Holdings (see also Note 4 to the Company's consolidated financial statements.)

     Shareholders' equity decreased $5.3 million, or 2.4%, to $216.8 million at December 31, 1999, from $222.1 million at December 31, 1998. The decrease in shareholders' equity was due to a decrease in accumulated other comprehensive income, consisting of unrealized losses on the investment portfolio of $26.8 million and other decreases in shareholders' equity of $5.7 million (primarily related to the Company's stock repurchase program -- see "Liquidity and Capital Resources"), which was offset by net income of $27.2 million during 1999 (see "Results of Operations -- Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.") The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

PROFESSIONAL LIABILITY INSURANCE OPERATIONS SEGMENT

     Professional liability net premiums written were $116.6 million for the year ended December 31, 1999, an increase of $15.4 million, or 15.2%, compared to net premiums written of $101.2 million for the year ended December 31, 1998. This increase was due to increased premium writings in the Company's existing markets of Florida, Illinois, Indiana, Michigan and Pennsylvania as well as business written in new states such as Kentucky and New Jersey. The most significant increase was in Florida because of eighteen month policies issued in 1997 as part of a plan to stagger Florida renewals more evenly throughout the year. The issuance of eighteen month policies in 1997 resulted in a one-time decrease in premiums written in 1998 because these policies were not renewed until 1999. These increases were offset somewhat by continued price-based competition.

     Professional liability net premiums earned were $113.4 million for 1999, an increase of $2.7 million, or 2.4%, compared to net premiums earned of $110.7 million for 1998. The increase in professional liability net premiums earned was due primarily to increased business in the Company's Midwest markets.

     During 1999 and 1998, the Company endeavored to balance its need for rate adjustments with the goal of maintaining market share in a very competitive professional liability environment. Although the Company endeavored to offset lower premiums charged through selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

     Reinsurance experience refunds were $3.1 million in 1998. Through 1995, reinsurance agreements on the Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if premiums paid exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were paid to the Company when losses developed favorably. During 1998, reinsurance contracts covering claims prior to 1991 were commuted. Therefore, any deferred reinsurance profits from these contracts were recognized in 1998. Reinsurance experience refunds subsequent to 1998 are not expected to be material.

     Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $109.1 million in 1999, a decrease of $35.0 million, or 24.3%, compared to $144.1 million in 1998. The decrease was primarily due to unusually high loss costs during 1998, including a $25.6 million increase to loss reserves to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business as well as a $9.5 million excess limits verdict on one Florida claim. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims, but excluding the reserve charges) improved to 96.2% in 1999, compared to 96.7% in 1998. The decrease in the professional liability loss and loss adjustment expense ratio was mainly attributable to reinsurance benefits derived from a stop loss reinsurance contract entered into for the 1999 accident year and favorable development of prior years' loss reserves related to the Company's book of business in the Midwest.

     Professional liability policy acquisition and underwriting expenses were $24.4 million in both 1999 and 1998. As a percentage of premiums earned, the underwriting expense ratio improved to 21.6% during 1999, from 22.1% during 1998. Underwriting expenses for 1999 included $2.0 million of severance expenses associated with the resignation of three executives that joined Professionals Group from PPTF. Underwriting expenses for 1998 included $3.3 million of expenses associated with the closing of the PPTF merger.

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

     Personal lines net premiums written were $82.8 million for the year ended December 31, 1999, an increase of $40.1 million, or 93.8%, compared to net premiums written of $42.7 million for the year ended December 31, 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). Personal lines net premiums earned were $81.8 million for 1999, an increase of $39.1 million, or 91.5%, compared to net premiums earned of $42.7 million for 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in both net premiums written and net premiums earned was due to the acquisition of MEEMIC Holdings.

     Personal lines insurance incurred losses and loss adjustment expenses totaled $51.7 million for 1999, an increase of $23.7 million, or 84.6%, compared to $28.0 million for 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in incurred losses and loss adjustment expenses was due to the acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio decreased to 63.2% in 1999, compared to 65.6% in 1998. The personal lines insurance loss and loss adjustment expense ratio benefited from favorable weather conditions in both 1999 and 1998.

     Personal lines policy acquisition and underwriting expenses were $18.9 million during 1999, an increase of $5.9 million, or 45.5%, compared to $13.0 million during 1998 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in the personal lines policy acquisition and underwriting expenses was due to the acquisition of MEEMIC Holdings.

GENERAL INSURANCE OPERATIONS

     Net investment income, excluding net realized investment gains, was $41.1 million for 1999, an increase of $2.7 million, or 7.0%, compared to net investment income of $38.4 million for 1998. The increase reflects the addition of MEEMIC's investment portfolio as of July 1, 1999. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.0% and 6.9% as of December 31, 1999 and 1998, respectively. Net realized investment gains were $2.7 million and $4.8 million during 1999 and 1998, respectively. The significant amount of investment gains recorded in 1998 was attributable to the sale of a majority of the Company's common stock portfolio due to the Company's desire to maximize after-tax investment yield. Interest expense was $1.1 million and $1.3 million during 1999 and 1998, respectively. See "Liquidity and Capital Resources."

     The Company recorded $6.7 million in federal income tax expense during 1999, compared to a $6.1 million tax benefit during 1998 due to the pretax loss generated from the reserve charges. The Company's effective federal income tax rate was 19.1% during 1999, compared to a tax benefit rate of (65.5%) in 1998. The Company's relatively low effective tax rate for 1999 was due primarily to an increase in the percentage of tax-exempt municipal bonds.

     Net income for 1999 was $27.2 million, or $2.90 per diluted share, on revenues of $243.6 million. This compares to a net loss of $3.2 million, or a loss of $0.35 per diluted share, on revenues of $203.7 million for 1998. The improvement in earnings was primarily attributable to the improvement in the loss and loss adjustment expense ratio, as described previously. Two significant items also impacted net income during 1999. These items resulted from MEEMIC's conversion to a stock insurance company. The first item was a one-time gain on early extinguishment of debt, which increased net income by $1.4 million. The second item reflects the 23% of MEEMIC Holdings not owned by Professionals Group. This minority interest reduced net income by $2.6 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

PROFESSIONAL LIABILITY INSURANCE OPERATIONS SEGMENT

     Professional liability net premiums written were $101.2 million for the year ended December 31, 1998, a decrease of $41.7 million, or 29.2%, compared to net premiums written of $142.9 million for the year ended December 31, 1997. This decrease was mainly due to the Florida policies issued in the last half of 1997 that had a term of eighteen months to convert policy renewal dates from a common renewal date of January 1st. Prior to 1997 all Florida policies were issued on a calendar year basis with all policies renewing January 1st of each year. The issuance of eighteen month policies in 1997 resulted in a one time increase in premiums written (and premiums due from policyholders) for 1997. An offsetting decrease in premiums written was expected in 1998 because these policies were not renewed until 1999.

     Professional liability net premiums earned were $110.7 million for 1998, a decrease of $1.2 million, or 1.0%, compared to net premiums earned of $111.9 million for 1997. The decrease in professional liability net premiums earned was due primarily to lower premiums earned in Michigan and Florida resulting from price-based competition. This decrease in professional liability net premiums earned was offset somewhat by increased business in Illinois and Ohio, expansion of business into Pennsylvania and an increase in the Company's net retention from $250,000 to $500,000, effective January 1, 1998.

     During 1998 and 1997, the Company endeavored to balance its need for rate adjustments with the goal of maintaining market share in a very competitive professional liability environment. Although the Company endeavored to offset lower premiums charged through selective underwriting practices, there can be no assurance that these practices will be successful in the long run.

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

     Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $144.1 million in 1998, an increase of $30.7 million, or 27.1%, compared to $113.4 million in 1997. The increase was primarily due to unusually high loss costs during 1998, including a $25.6 million increase to loss reserves to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business as well as a $9.5 million excess limits verdict on one Florida claim. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims, but excluding the reserve charges) improved to 96.7% in 1998, compared to 101.3% in 1997. The decrease in the professional liability loss and loss adjustment expense ratio was mainly attributable to favorable development of prior years' loss reserves related to the Company's book of business in the Midwest.

     Professional liability policy acquisition and underwriting expenses were $24.4 million in 1998, an increase of $8.0 million, or 48.7%, compared to policy acquisition and underwriting expenses of $16.4 million in 1997. As a percentage of premiums earned, the underwriting expense ratio increased to 22.1% during 1998, from 14.7% during 1997. Underwriting expenses for 1998 included $3.3 million of expenses associated with the closing of the PPTF merger. Underwriting expenses during 1998 also included $1.2 million of additional compensation expense recognized on stock grants issued to directors and management of PPTF, as contemplated by the merger agreement. In addition, 1997 expenses included a one-time premium tax refund which reduced 1997 underwriting expenses by $2.6 million.

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

     Personal lines net premiums assumed (written and earned) from MEEMIC were $42.7 million in 1998, an increase of $22.6 million, or 112.2%, compared to net premiums assumed (written and earned) of $20.1 million in 1997 (the quota share reinsurance relationship with MEEMIC was not in force during the first six months of 1997.)

     Personal lines insurance incurred losses and loss adjustment expenses totaled $28.0 million for 1998, an increase of $14.9 million, or 114.1%, compared to $13.1 million for 1997 (the quota share reinsurance relationship with MEEMIC was not in force during the first six months of 1997). As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio was 65.6% and 65.0% in 1998 and 1997, respectively. The personal lines insurance loss and loss adjustment expense ratio benefited from favorable weather conditions in both 1998 and 1997.

     Personal lines policy acquisition and underwriting expenses were $13.0 million during 1998, an increase of $6.4 million, or 97.6%, compared to $6.6 million during 1997 (the quota share reinsurance relationship with MEEMIC was not in force during the first six months of 1997).

GENERAL INSURANCE OPERATIONS

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

     The Company recorded a $6.1 million tax benefit during 1998, due to the pretax loss generated from the reserve charges, compared to $7.8 million in federal income tax expense in 1997. The Company's effective federal income tax (benefit) rate was (65.5%) in 1998 compared to 25.9% in 1997. The large amount of tax exempt income in relation to the small pretax loss has caused the unusually high effective tax (benefit) rate in 1998.

     The net loss for 1998 was $3.2 million, or a loss of $0.35 per diluted share, on revenues of $203.7 million. This compares to net income of $22.4 million, or $2.44 per diluted share, on revenues of $181.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

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

     The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are generally made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. In 1997, the Company used a portion of its cash flow from operations to fund its purchase of a new home office facility, including furniture and equipment, for $7.1 million. As of December 31, 1999, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund its commitments for capital expenditures.

     The Company did not borrow any funds in 1999, 1998 or 1997, other than as described below. On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.55% at December 31, 1999), and payable quarterly (the "Credit Agreement"). As of December 31, 1999, the outstanding principal balance was $17.5 million. The remaining principal payments are due on April 30, as follows: 2000 -- $3.0 million; 2001 -- $3.0 million; 2002 -- $3.5 million; 2003 -- $3.5 million; and 2004 -- $4.5 million. The Company paid the $2.5 million principal amount due on April 30, 1999. Professionals Group used $20.0 million of the proceeds of this loan to make a capital contribution to ProNational, which in turn, used the proceeds to purchase a $21.5 million promissory note from MEEMIC.

     The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated stockholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined in the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants as of December 31, 1999.

     The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly ProNational). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions. Generally, these restrictions limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. As of January 1, 2000, approximately $23.0 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 1999, 1998 and 1997, Professionals Group's insurance subsidiaries paid cash dividends aggregating $12.0 million, $12.3 million and $4.7 million, respectively, to Professionals Group. There can be no assurance as to any future dividends by Professionals Group or any of its subsidiaries (see also Note 11 to the Company's consolidated financial statements).

     On April 14, 1999, Professionals Group's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's common stock. On December 11, 1999, the Board of Directors approved an increase in the number of shares available to be repurchased to 440,000 shares. This increase was approved to reflect the additional shares outstanding due to the 10% stock dividend declared on November 15, 1999. The Board also extended the stock repurchase program from April 28, 2000 to September 30, 2000. The Company repurchased 239,648 shares under this plan at a total cost of $6.5 million during 1999.

     On July 1, 1999, MEEMIC completed its conversion to a stock insurance company. As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc., a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. The excess of net assets acquired over cost was $19.6 million. This acquisition was accounted for as a purchase business combination. Beginning with the third quarter of 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company (see also Note 4 to the Company's consolidated financial statements).

     On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida ("PPTF"). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement (see also Note 4 to the Company's consolidated financial statements.)

EFFECTS OF INFLATION

     The primary effects of inflation on the Company are considered in estimating reserves for unpaid losses and loss adjustment expenses and in the premium rate-making process. The actual effects of inflation on the Company's results of operations cannot be accurately known until claims are ultimately settled. However, based on actual results to date, the Company believes that loss and loss adjustment expense reserves and the Company's rate-making process make adequate provision for the effects of inflation.

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

YEAR 2000 COMPLIANCE

     The Company has completed an assessment of its computerized information systems across its entire operation and has determined that all significant systems are Year 2000 compliant. To date, ProNational has incurred approximately $0.5 million in connection with its efforts to become Year 2000 compliant. All of such costs have been expensed as incurred. In 1999, MEEMIC has incurred approximately $1.0 million ($3.0 million in total) for the purchase of new computerized information and communication systems. Neither ProNational or MEEMIC anticipates incurring additional costs related to the Year 2000. The Company has received written assurances from the third party vendors of such equipment and software, that such items are Year 2000 compliant. The Company has also conducted Year 2000 investigation and testing with its major third party vendors' software and hardware and determined that all significant hardware and software is Year 2000 compliant. While the Company believes that Year 2000 compliance issues have been reasonably addressed, both internally and externally, no assurances can be given that all entities with whom the Company does business will be Year 2000 compliant. The foregoing disclosure contains information regarding Year 2000 readiness which constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

     While the Company has experienced no Year 2000 related problems during the transition to the Year 2000, it is maintaining its contingency plans in the event that any problems arise going forward.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     The Company invests in fixed maturity, equity and short-term securities. The Company's investment strategy recognizes the need to maintain capital adequate to support its insurance operations. The Company evaluates the risk/reward trade-off of investment opportunities, measuring their effects on yield, stability, diversity, overall quality and liquidity of the investment portfolio.

     As of December 31, 1999, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds (see also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition").

QUALITATIVE INFORMATION ABOUT MARKET RISK

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

     The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at December 31, 1999 were deemed to be temporary.

     The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

     Financial instruments subject to interest rate risk as of December 31, 1999 and 1998 were as follows:

                                                      MARKET VALUE
                                  ----------------------------------------------------
                                  -200 BPS   -100 BPS              +100 BPS   +200 BPS
                                   CHANGE     CHANGE     ACTUAL     CHANGE     CHANGE
                                  --------   --------    ------    --------   --------
                                                     (IN THOUSANDS)
Total portfolio value at
  December 31, 1999.............  $797,240   $774,165   $750,669   $727,237   $704,158
                                  ========   ========   ========   ========   ========
Total portfolio value at
  December 31, 1998.............  $758,816   $723,566   $686,711   $653,273   $618,280
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

     Financial instruments subject to equity market risk as of December 31, 1999 and 1998 were as follows:

                                                                     HYPOTHETICAL MARKET
                                                           ACTUAL          CHANGES
                                                           MARKET    --------------------
                                                           VALUE       +10%        -10%
                                                           ------      ----        ----
                                                                   (IN THOUSANDS)
Common stocks at December 31, 1999.......................  $4,899     $5,389      $4,409
                                                           ======     ======      ======
Common stocks at December 31, 1998.......................  $3,901     $4,291      $3,511
                                                           ======     ======      ======

     The table above summarizes the Company's equity price risk as of December 31, 1999 and 1998 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of December 31, 1999 and 1998. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

     The Company generally does not invest in equity securities for trading purposes. As of December 31, 1999 and 1998, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999         1998
                                                                 ----         ----
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Investments:
  Available for sale, at fair value:
     Fixed maturities (amortized cost $750,548 and $646,864
      in 1999 and 1998, respectively).......................  $  731,036    $669,118
     Equity securities (cost $3,846 and $4,035 in 1999 and
      1998, respectively)...................................       4,899       3,901
  Short-term investments, at cost, which approximates fair
     value..................................................      19,633      17,593
  Real estate, at cost, net of accumulated depreciation of
     $132 and $111 in 1999 and 1998, respectively...........       2,700         421
                                                              ----------    --------
          Total investments.................................     758,268     691,033
Cash........................................................      13,797         379
Restricted cash.............................................       2,070       2,070
Premiums due from policyholders.............................      34,951      27,580
Reinsurance balances........................................     168,100     106,692
Accrued investment income...................................      10,087      10,743
Deferred Federal income taxes...............................      54,161      24,501
Property and equipment, at cost, net of accumulated
  depreciation of $5,888 and $4,617 in 1999 and 1998,
  respectively..............................................      10,779       9,117
Prepaid reinsurance premiums................................       6,667       4,917
Other assets................................................      13,209      12,179
                                                              ----------    --------
          Total assets......................................  $1,072,089    $889,211
                                                              ==========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss and loss adjustment expense reserves.................  $  631,981    $540,583
  Reserve for extended reporting period claims..............      27,674      26,674
  Unearned premiums.........................................      87,305      48,201
  Long-term debt............................................      17,500      20,000
  Excess of net assets acquired over cost...................      18,609          --
  Accrued expenses and other liabilities....................      48,400      31,656
  Minority interest.........................................      23,804          --
                                                              ----------    --------
          Total liabilities.................................     855,273     667,114
                                                              ----------    --------
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........          --          --
  Common stock, no par value; 25,000,000 shares authorized;
     8,997,709 and 8,383,924 shares issued and outstanding
     in 1999 and 1998, respectively.........................       8,998       8,384
  Additional paid-in capital................................      47,033      33,982
  Retained earnings.........................................     172,968     165,132
  Accumulated other comprehensive income, net of deferred
     Federal income taxes...................................     (12,183)     14,599
                                                              ----------    --------
          Total shareholders' equity........................     216,816     222,097
                                                              ----------    --------
          Total liabilities and shareholders' equity........  $1,072,089    $889,211
                                                              ==========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999        1998        1997
                                                                ----        ----        ----
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues and other income:
  Premiums written, including $25,364, $47,781 and $21,871
     of premiums assumed in 1999, 1998 and 1997,
     respectively...........................................  $225,123    $162,529    $181,170
  Premiums ceded............................................   (25,772)    (18,607)    (18,156)
                                                              --------    --------    --------
          Net premiums written..............................   199,351     143,922     163,014
  Decrease (increase) in unearned premiums, net of prepaid
     reinsurance premiums...................................    (4,182)      9,527     (30,988)
                                                              --------    --------    --------
          Premiums earned, net..............................   195,169     153,449     132,026
  Net investment income.....................................    41,142      38,443      39,521
  Net realized investment gains.............................     2,704       4,810       3,913
  Reinsurance experience refunds............................        --       3,071       4,236
  Other.....................................................     4,556       3,896       1,846
                                                              --------    --------    --------
          Total revenues and other income...................   243,571     203,669     181,542
                                                              --------    --------    --------
Expenses:
  Losses and loss adjustment expenses, net..................   159,760     171,040     124,234
  Increase in reserve for extended reporting period
     claims.................................................     1,000       1,046       2,208
  Policy acquisition and other underwriting expenses........    43,343      37,424      23,009
  Amortization expense, net.................................       142         992         724
  Interest expense..........................................     1,098       1,313       1,098
  Other.....................................................     3,206       1,217          --
                                                              --------    --------    --------
          Total expenses....................................   208,549     213,032     151,273
                                                              --------    --------    --------
Income (loss) from operations before Federal income taxes
  (benefit), minority interest and extraordinary item.......    35,022      (9,363)     30,269
Federal income taxes (benefit)..............................     6,672      (6,132)      7,841
                                                              --------    --------    --------
Income (loss) before minority interest and extraordinary
  item......................................................    28,350      (3,231)     22,428
Minority interest...........................................    (2,559)         --          --
                                                              --------    --------    --------
Income (loss) before extraordinary item.....................    25,791      (3,231)     22,428
Extraordinary item -- gain on early extinguishment of debt,
  net of taxes of $720......................................     1,397          --          --
                                                              --------    --------    --------
          Net income (loss).................................  $ 27,188    $ (3,231)   $ 22,428
                                                              ========    ========    ========
Net income (loss) per common share -- basic:
  Income (loss) before extraordinary item...................  $   2.82    $  (0.35)   $   2.44
  Income from extraordinary item............................      0.15          --          --
                                                              --------    --------    --------
          Net income (loss) per common share -- basic.......  $   2.97    $  (0.35)   $   2.44
                                                              ========    ========    ========
Net income (loss) per common share -- assuming dilution:
  Income (loss) before extraordinary item...................  $   2.75    $  (0.35)   $   2.44
  Income from extraordinary item............................      0.15          --          --
                                                              --------    --------    --------
          Net income (loss) per common share -- assuming
            dilution........................................  $   2.90    $  (0.35)   $   2.44
                                                              ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999      1998      1997
                                                                ----      ----      ----
                                                                     (IN THOUSANDS)
Net income (loss)...........................................  $ 27,188   $(3,231)  $22,428
                                                              --------   -------   -------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising
     during the period (net of income taxes (benefit) of
     ($12,878), $3,917 and $5,089 in 1999, 1998 and 1997,
     respectively)..........................................   (24,997)    7,604     9,878
  Less reclassification adjustment for realized gains
     included in net income (loss) (net of income taxes of
     $919, $1,635 and $1,330 in 1999, 1998 and 1997,
     respectively)..........................................    (1,785)   (3,175)   (2,583)
                                                              --------   -------   -------
          Other comprehensive income (loss).................   (26,782)    4,429     7,295
                                                              --------   -------   -------
          Comprehensive income..............................  $    406   $ 1,198   $29,723
                                                              ========   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                               COMPREHENSIVE
                                     COMMON STOCK                               INCOME, NET
                                  ------------------   ADDITIONAL               OF DEFERRED        TOTAL
                                   SHARES               PAID-IN     RETAINED      FEDERAL      SHAREHOLDERS'
                                   ISSUED     AMOUNT    CAPITAL     EARNINGS   INCOME TAXES       EQUITY
                                   ------     ------   ----------   --------   -------------   -------------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balances, December 31, 1996.....  7,593,275   $7,593    $10,482     $169,207     $  2,875        $190,157
Net income......................         --       --         --       22,428           --          22,428
Net appreciation on debt and
  equity securities.............         --       --         --           --        7,295           7,295
                                  ---------   ------    -------     --------     --------        --------
Balances, December 31, 1997.....  7,593,275    7,593     10,482      191,635       10,170         219,880
Net loss........................         --       --         --       (3,231)          --          (3,231)
Issuance of common stock........     30,594       31      1,126           --           --           1,157
Issuance of 10% stock
  dividend......................    760,055      760     22,374      (23,272)          --            (138)
Net appreciation on debt and
  equity securities.............         --       --         --           --        4,429           4,429
                                  ---------   ------    -------     --------     --------        --------
Balances, December 31, 1998.....  8,383,924    8,384     33,982      165,132       14,599         222,097
Net income......................         --       --         --       27,188           --          27,188
Issuance of common stock........     33,473       34        851           --           --             885
Issuance of 10% stock
  dividend......................    820,688      821     18,465      (19,326)          --             (40)
Common stock repurchased........   (239,648)    (240)    (6,266)          --           --          (6,506)
Dissenter's rights paid.........       (728)      (1)         1          (26)          --             (26)
Net depreciation on debt and
  equity securities.............         --       --         --           --      (26,782)        (26,782)
                                  ---------   ------    -------     --------     --------        --------
Balances, December 31, 1999.....  8,997,709   $8,998    $47,033     $172,968     $(12,183)       $216,816
                                  =========   ======    =======     ========     ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999         1998         1997
                                                                ----         ----         ----
                                                                        (IN THOUSANDS)

Cash flows from operating activities:
  Net income (loss).........................................  $  27,188    $  (3,231)   $  22,428
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      2,409        4,311        3,470
    Realized gains on investments...........................     (2,704)      (4,810)      (3,913)
    Deferred Federal income taxes...........................      2,166       (5,335)       2,353
    Extraordinary gain on early extinguishment of debt......     (2,117)          --           --
    Common stock issued as compensation.....................        885        1,157           --
    Minority interest.......................................      2,070           --           --
    Changes in assets and liabilities:
      Restricted cash.......................................         --           --          (66)
      Premiums due from policyholders.......................     (2,504)       9,780      (29,696)
      Reinsurance balances..................................         59      (31,366)      (4,916)
      Accrued investment income.............................        778       (1,222)         333
      Prepaid reinsurance premiums..........................     (1,750)      (1,681)      (3,114)
      Deferred policy acquisition costs.....................     (1,922)        (124)        (378)
      Other assets..........................................        919       (4,818)      (1,318)
      Loss and loss adjustment expense reserves.............     (3,236)      51,376      (12,305)
      Reserve for extended reporting period claims..........      1,000        1,046        2,208
      Unearned premiums.....................................      5,931       (7,846)      34,102
      Accrued expenses and other liabilities................     (6,479)      (7,730)      (2,388)
                                                              ---------    ---------    ---------
        Net cash provided by (used in) operating
          activities........................................     22,693         (493)       6,800
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale or maturity of short-term
    investments.............................................    954,874      602,999      581,257
  Purchases of short-term investments.......................   (953,740)    (573,550)    (613,658)
  Proceeds from maturity of securities available for sale...     10,638       12,440       10,836
  Proceeds from sale of securities available for sale.......    272,807      201,311      269,399
  Purchases of securities available for sale................   (285,706)    (240,420)    (268,070)
  Cash acquired in excess of cash paid related to MEEMIC
    acquisition.............................................     20,338           --           --
  Purchases of real estate, property and equipment..........     (5,743)      (1,306)      (7,771)
  Payment on liability for purchased book of business.......       (637)        (600)        (754)
                                                              ---------    ---------    ---------
        Net cash provided by (used in) investing
          activities........................................     12,831          874      (28,761)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................         --           --       22,500
  Repayment of long-term debt...............................     (2,500)      (2,500)          --
  Repayment of payable related to an acquisition............    (13,034)          --           --
  Cash paid for dissenter's rights..........................        (26)          --           --
  Common stock repurchased..................................     (6,506)          --           --
  Cash paid in lieu of fractional shares....................        (40)        (138)          --
                                                              ---------    ---------    ---------
        Net cash provided by (used in) financing
          activities........................................    (22,106)      (2,638)      22,500
                                                              ---------    ---------    ---------
        Net increase (decrease) in cash.....................     13,418       (2,257)         539
Cash, beginning of year.....................................        379        2,636        2,097
                                                              ---------    ---------    ---------
Cash, end of year...........................................  $  13,797    $     379    $   2,636
                                                              =========    =========    =========
Supplemental disclosure of cash flow information:
  Federal income taxes paid.................................  $   6,869    $   4,701    $   4,259
  Interest paid.............................................      1,098        1,384          730
Supplemental schedule of noncash investing and financing
  activities:
  Exchange of assets for ownership interest in MEEMIC.......  $  23,022    $      --    $      --
  Issuance of common stock as compensation..................        885        1,157           --
  Liability incurred in acquisition of subsidiary...........         --          313           --
                                                              =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) FORMATION OF COMPANY AND DESCRIPTION OF BUSINESS

     Professionals Group, Inc. (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of ProNational Insurance Company (ProNational), a Michigan-domiciled property and casualty insurance company which primarily provides professional liability insurance coverages and services to health care providers. ProNational owns 100% of ProNational Casualty Company (ProNational Casualty), an inactive Illinois-domiciled property and casualty insurance company. ProNational also owns 77% of MEEMIC Holdings, Inc. (MEEMIC Holdings) which provides personal auto and homeowners coverages to teachers and other educational employees through MEEMIC Insurance Company (MEEMIC), a Michigan-domiciled property and casualty insurance company. Professionals Group and subsidiaries are collectively referred to as "the Company."

(2) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Professionals Group and its wholly-owned subsidiaries, as well as entities over which it has voting control, including MEEMIC Holdings, a publicly traded company in which Professionals Group has a 77% ownership interest. All significant intercompany transactions and balances have been eliminated in consolidation.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which vary in certain respects from statutory accounting practices (SAP) followed in reporting to insurance regulatory authorities (see note 13 for the effects of such differences).

  Investments

     At December 31, 1999 and 1998, all of the Company's securities are classified as available for sale which are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

     Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and recorded as other comprehensive income.

     A decline in the fair value of an available for sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. All declines in fair values of the Company's investment securities in 1999, 1998 or 1997 were deemed to be temporary.

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

     Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as an adjustment to yield using the yield-to-maturity method. Dividends and interest income are recognized

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Real estate, which primarily consists of vacant land available for sale, is stated at cost.

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

     Through 1995, reinsurance agreements on the Company's Florida business included profit sharing provisions whereby premiums were refunded to the Company after an established period of time if they exceeded actual losses incurred plus an allowance for expenses. Interest income also accrued on excess premiums paid. In prior years, the amount of profit recognized in income was based on ultimate loss projections established by the Company's independent actuary. Reinsurance profits were recognized by the Company when losses developed favorably. During 1998, the 1991 and prior reinsurance contracts were commuted and deferred reinsurance profits thereon were recognized.

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

  Property and equipment and depreciation

     Property and equipment, consisting of real estate, data processing equipment and furniture and fixtures, are recorded at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over periods ranging from 4 to 25 years. Maintenance, repairs and minor renewals are charged to expense as incurred.

     The cost and related accumulated depreciation of assets sold are removed from the related accounts and the resulting gain or loss is reflected in income.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

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

  Intangible assets

     Intangible assets are comprised mainly of goodwill, which represents the excess of cost over the fair value of assets acquired, and the cost of a purchased book of business. Intangible assets are being amortized on a straight-line basis over ten years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 1999.

  Stock-based compensation

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

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     A reconciliation of the numerators and denominators of the "income (loss) per share -- basic" and "income (loss) per share -- assuming dilution" is presented below:

                                                     INCOME         SHARES       PER-SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
FOR THE YEAR ENDED DECEMBER 31, 1999
  Income per share -- basic......................  $27,188,000     9,144,597      $ 2.97
                                                                                  ======
  Effect of dilutive securities -- stock options
     and stock grants............................           --       108,439
  Effect of MEEMIC Holdings stock options on
     minority interest...........................     (353,000)           --
                                                   -----------     ---------
  Income per share -- assuming dilution..........  $26,835,000     9,253,036      $ 2.90
                                                   ===========     =========      ======
FOR THE YEAR ENDED DECEMBER 31, 1998
  Loss per share -- basic........................  $(3,231,000)    9,189,441      $(0.35)
                                                                                  ======
  Effect of dilutive securities -- stock options
     and stock grants............................           --            --
                                                   -----------     ---------
  Loss per share -- assuming dilution............  $(3,231,000)    9,189,441      $(0.35)
                                                   ===========     =========      ======
FOR THE YEAR ENDED DECEMBER 31, 1997
  Income per share -- basic......................  $22,428,000     9,174,018      $ 2.44
                                                                                  ======
  Effect of dilutive securities -- stock
     options.....................................           --         2,011
                                                   -----------     ---------
  Income per share -- assuming dilution..........  $22,428,000     9,176,029      $ 2.44
                                                   ===========     =========      ======

     The diluted share base for the year ended December 31, 1998 excludes incremental shares of 72,172 related to stock options and stock grants. These shares are excluded due to their antidilutive effect as a result of the Company's net loss during 1998.

  Other comprehensive income

     Other comprehensive income consists solely of unrealized gains or losses on the Company's available for sale securities.

  Restricted cash

     Restricted cash is an amount required to be deposited in escrow for the appeal process of a specific case being litigated and decided upon in arbitration.

  Use of estimates

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

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

  Reclassifications

     Certain prior year amounts have been reclassified in order to conform with the current year presentation format.

(4) BUSINESS COMBINATIONS

     On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company (MEEMIC). As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. (MEEMIC Holdings), a publicly traded Michigan business corporation. As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. This acquisition was accounted for as a purchase business combination. The excess of net assets acquired over cost was $19.6 million, and is being amortized on the straight-line method over 10 years. As contemplated in MEEMIC's conversion plan, MEEMIC accelerated the payment of certain debt. This early extinguishment of debt resulted in an extraordinary gain of $1,397,000, net of federal income taxes of $720,000 in 1999. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the years ended December 31, 1999 and 1998, as if this acquisition had occurred on January 1, 1998 (in thousands, except per share data):

                                                                1999       1998
                                                                ----       ----
Total revenues..............................................  $279,571   $273,895
Income before extraordinary item............................    28,820      6,981
Net income..................................................    30,344      6,678
Diluted income per common share before extraordinary item...      3.11       0.75
Diluted net income per common share.........................      3.28       0.72

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had this acquisition occurred on January 1, 1998, or of future results of operations of the Company.

     On July 1, 1998, Professionals Group consummated its merger with Physicians Protective Trust Fund, a medical malpractice self-insurance trust fund located in Coral Gables, Florida (PPTF). Pursuant to the merger agreement, Professionals Group issued 4,087,525 shares of Professionals Group common stock to the eligible members of PPTF and paid cash of approximately $67,000 in lieu of fractional shares. Additionally, 30,594 shares (representing 20% of the 153,000 total shares to be issued over a period of five years) of Professionals Group common stock were issued to directors and management of PPTF, as contemplated by the merger agreement. The transaction has been accounted for as a "pooling of interests" business combination under generally accepted accounting principles, whereby Professionals Group has carried forward to its accounts the assets and liabilities of PPTF at their respective amounts as reported by PPTF. All prior period financial information was restated to reflect the combined operations of Professionals Group and PPTF.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

(5) INVESTMENTS

     A summary of amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities available for sale as of December 31, 1999 and 1998 follows:

                                                            GROSS UNREALIZED   ESTIMATED
                                                AMORTIZED   ----------------     FAIR
                                                  COST      GAINS    LOSSES      VALUE
                                                ---------   -----    ------    ---------
                                                             (IN THOUSANDS)
AT DECEMBER 31, 1999:
Fixed maturities:
  U.S. Treasury securities and obligations of
     U.S. Government corporations and
       agencies...............................  $ 41,520    $  103   $ 1,388   $ 40,235
  Debt securities issued by states of the
     United States and political subdivisions
     of the states............................   358,686     2,087     9,563    351,210
  Debt securities issued by foreign
     governments..............................     3,728        --       100      3,628
  Corporate debt securities...................   115,019        86     3,491    111,614
  Mortgage-backed securities:
     Government...............................   149,721        80     5,104    144,697
     Other....................................    57,475        16     2,290     55,201
  Redeemable preferred stocks.................    24,399       183       131     24,451
                                                --------    ------   -------   --------
                                                $750,548    $2,555   $22,067   $731,036
                                                ========    ======   =======   ========
Equity securities.............................  $  3,846    $1,071   $    18   $  4,899
                                                ========    ======   =======   ========

                                                             GROSS UNREALIZED   ESTIMATED
                                                 AMORTIZED   ----------------     FAIR
                                                   COST       GAINS    LOSSES     VALUE
                                                 ---------    -----    ------   ---------
                                                              (IN THOUSANDS)
AT DECEMBER 31, 1998:
Fixed maturities:
  U.S. Treasury securities and obligations of
     U.S. Government corporations and
       agencies................................  $ 73,529    $ 3,705    $ --    $ 77,234
  Debt securities issued by states of the
     United States and political subdivisions
     of the states.............................   288,172     11,468     298     299,342
  Debt securities issued by foreign
     governments...............................     3,734        540      --       4,274
  Corporate debt securities....................   128,423      5,175      79     133,519
  Mortgage-backed securities:
     Government................................    98,422      1,245      90      99,577
     Other.....................................    38,779        342     405      38,716
  Redeemable preferred stocks..................    15,805        651      --      16,456
                                                 --------    -------    ----    --------
                                                 $646,864    $23,126    $872    $669,118
                                                 ========    =======    ====    ========
Equity securities..............................  $  4,035    $   147    $281    $  3,901
                                                 ========    =======    ====    ========

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
Due in one year or less.....................................  $ 16,399     $ 16,387
Due after one year through five years.......................   132,638      132,420
Due after five years through ten years......................   203,674      198,738
Due after ten years.........................................   166,242      159,142
                                                              --------     --------
                                                               518,953      506,687
Mortgage-backed securities:
  Government................................................   149,721      144,697
  Other.....................................................    57,475       55,201
Redeemable preferred stocks.................................    24,399       24,451
                                                              --------     --------
                                                              $750,548     $731,036
                                                              ========     ========

     Proceeds and related gross realized gains and gross realized losses on sales of fixed maturities and equity securities follow:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Proceeds.............................................  $283,445   $213,751   $277,610
                                                       ========   ========   ========
Gross realized gains.................................  $  4,192   $  5,906   $  5,400
Gross realized losses................................    (1,488)    (1,096)    (1,487)
                                                       --------   --------   --------
  Net realized gains.................................  $  2,704   $  4,810   $  3,913
                                                       ========   ========   ========

     A summary of the sources of net investment income follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Fixed maturities........................................  $38,903   $38,584   $38,662
Equity securities.......................................      937       151       203
Short-term investments, cash and cash equivalents.......    2,605     1,308     1,969
Real estate.............................................       51       298       147
Other invested assets...................................      116        65       268
                                                          -------   -------   -------
     Gross investment income............................   42,612    40,406    41,249
Less investment expenses................................    1,470     1,963     1,728
                                                          -------   -------   -------
                                                          $41,142   $38,443   $39,521
                                                          =======   =======   =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Net realized gains and net appreciation (depreciation) in fair value of available for sale securities follow:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1999      1998      1997
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Net realized gains:
  Fixed maturities.....................................  $  2,585   $ 1,369   $ 3,802
  Equity securities....................................       119     3,441       111
                                                         --------   -------   -------
          Net realized gains...........................  $  2,704   $ 4,810   $ 3,913
                                                         ========   =======   =======
Net appreciation (depreciation) in fair value of
  available for sale securities:
  Fixed maturities.....................................  $(41,766)  $ 8,031   $ 9,929
  Equity securities....................................     1,187    (1,320)    1,124
                                                         --------   -------   -------
          Net appreciation (depreciation)..............  $(40,579)  $ 6,711   $11,053
                                                         ========   =======   =======

     At December 31, 1999, U.S. Treasury notes and certificates of deposit with a carrying value of $5,588,000 were on deposit with regulatory authorities, as required by law.

(6) REINSURANCE

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

     The Company has various excess-of-loss, quota-share and stop loss reinsurance agreements. As of December 31, 1999, the maximum current net retention on business generated by Professionals Group's insurance subsidiaries, subject to certain adjustments of risk on any single coverage per claim after reinsurance, was $500,000.

     The Company continually reviews its reinsurers, considering a number of factors, the most critical of which is their financial stability. Based on these reviews, the Company evaluates its position with reinsurers with respect to existing and future reinsurance.

     From July 1, 1997 through June 30, 1999, ProNational assumed, on a quota-share basis, 40% of MEEMIC's net business. In connection with the acquisition of MEEMIC Holdings (see note 4), this quota share reinsurance agreement was cancelled on June 30, 1999.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     At December 31, 1999, amounts related to reinsurance balances and prepaid reinsurance premiums follow:

                                                                              PREPAID
                                                              REINSURANCE   REINSURANCE
                                                               BALANCES      PREMIUMS
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
General Reinsurance Corporation.............................   $ 39,691       $2,633
Michigan Catastrophic Claims Association....................     31,280           --
Continental Casualty Company................................     23,889          624
PMA Reinsurance Corporation.................................     17,501        1,296
TIG Reinsurance Company.....................................     13,919           --
DP Mann Underwriting Agency.................................      7,140           61
American Reinsurance Company................................      6,344           --
Odyssey Reinsurance Corporation.............................      4,967          612
Transatlantic Reinsurance...................................      3,864          612
CNA International...........................................      3,418          153
Underwriters Reinsurance Company............................      3,293           --
Other.......................................................     12,794          676
                                                               --------       ------
                                                               $168,100       $6,667
                                                               ========       ======

     Reinsurance balances consisted of amounts related to:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
Recoverables:
  Paid losses and loss adjustment expenses..................  $  6,276   $    577
  Unpaid losses and loss adjustment expenses................   167,721    108,036
                                                              --------   --------
          Total reinsurance recoverables....................   173,997    108,613
Ceded reinsurance premiums payable..........................    (6,919)    (5,172)
Assumed reinsurance premiums receivable.....................       388      6,255
Ceded reinsurance commissions receivable....................     2,062        599
Assumed reinsurance losses and commissions payable..........    (1,428)    (3,603)
                                                              --------   --------
                                                              $168,100   $106,692
                                                              ========   ========

     Premiums earned and losses and loss adjustment expenses are net of the following reinsurance ceded amounts:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Premiums earned.........................................  $24,021   $16,926   $15,043
                                                          =======   =======   =======
Losses and loss adjustment expenses.....................  $36,869   $31,973   $13,720
                                                          =======   =======   =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Premiums earned and losses and loss adjustment expenses have been increased by the following reinsurance assumed amounts:

                                                     YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------
                                            1999               1998              1997
                                      ----------------   ----------------   ---------------
                                      MEEMIC    OTHER    MEEMIC    OTHER    MEEMIC    OTHER
                                      ------    -----    ------    -----    ------    -----
                                                         (IN THOUSANDS)
Premiums earned.....................  $22,513   $3,497   $42,693   $5,135   $20,115   $756
                                      =======   ======   =======   ======   =======   ====
Losses and loss adjustment
  expenses..........................  $11,872   $2,684   $28,000   $4,208   $13,078   $717
                                      =======   ======   =======   ======   =======   ====

(7) FEDERAL INCOME TAXES

     Professionals Group, together with certain subsidiaries, files a consolidated Federal income tax return. MEEMIC Holdings, together with its subsidiaries, files its own consolidated Federal income tax return. Income tax expense for both Professionals Group and MEEMIC Holdings is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes.

     The provision for Federal income taxes (benefit) consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1999     1998      1997
                                                             ----     ----      ----
                                                                 (IN THOUSANDS)
Current...................................................  $4,506   $  (797)  $5,488
Deferred..................................................   2,166    (5,335)   2,353
                                                            ------   -------   ------
                                                            $6,672   $(6,132)  $7,841
                                                            ======   =======   ======

     The significant components of Federal income tax expense (benefit) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1999      1998      1997
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Continuing operations..................................  $  6,672   $(6,132)  $ 7,841
Extraordinary item.....................................       720        --        --
Shareholders' equity...................................   (13,797)    2,282     3,759
                                                         --------   -------   -------
                                                         $ (6,405)  $(3,850)  $11,600
                                                         ========   =======   =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Actual Federal income taxes (benefit) vary from amounts computed by applying the current Federal income tax rate of 34% for 1999, 1998 and 1997 to income or loss before Federal income taxes (benefit). The reasons for these differences, and the tax effects thereof, are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Expected tax expense (benefit)........................  $11,907    $(3,183)   $10,291
Dividends received deduction..........................     (219)      (202)      (138)
Tax-exempt interest...................................   (4,708)    (3,733)    (2,611)
Non deductible merger expenses........................       --        801        272
Adjustment to prior years' tax liability..............      263        515       (399)
Other, net............................................     (571)      (330)       426
                                                        -------    -------    -------
Actual tax expense (benefit)..........................  $ 6,672    $(6,132)   $ 7,841
                                                        =======    =======    =======

     The tax effects of temporary differences that give rise to deferred Federal income tax assets and deferred Federal income tax liabilities follow:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                               ----       ----
                                                                (IN THOUSANDS)
Deferred Federal income tax assets arising from:
  Intangible assets.........................................  $12,721    $    --
  Loss and loss adjustment expense reserves.................   23,340     21,519
  Unearned premium reserves.................................    5,483      2,943
  Alternative minimum tax credits...........................    1,100         --
  Other tax credit carryforwards............................    2,162         --
  Net unrealized losses on investments......................    6,276         --
  Net operating loss carryforwards..........................    3,870      8,952
  Other.....................................................    1,803        458
                                                              -------    -------
          Total deferred Federal income tax assets..........   56,755     33,872
                                                              -------    -------
Deferred Federal income tax liabilities arising from:
  Deferred policy acquisition costs.........................    1,221        510
  Net unrealized gains on investments.......................       --      7,523
  Other.....................................................    1,373      1,338
                                                              -------    -------
          Total deferred Federal income tax liabilities.....    2,594      9,371
                                                              -------    -------
          Net deferred Federal income taxes.................  $54,161    $24,501
                                                              =======    =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

(8) LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Activity in loss and loss adjustment expense reserves is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                        ----        ----       ----
                                                              (IN THOUSANDS)
Balance, beginning of year..........................  $ 540,583   $489,207   $501,512
Less reinsurance balances recoverable...............   (108,036)   (80,431)   (73,855)
                                                      ---------   --------   --------
Net balance, beginning of year......................    432,547    408,776    427,657
                                                      ---------   --------   --------
Incurred related to:
  Current year......................................    181,944    161,417    155,595
  Prior years.......................................    (22,184)     9,623    (31,361)
                                                      ---------   --------   --------
          Total incurred............................    159,760    171,040    124,234
                                                      ---------   --------   --------
Loss and loss adjustment expense reserves acquired
  (see note 4)......................................     39,836         --         --
                                                      ---------   --------   --------
Paid related to:
  Current year......................................     47,191     26,157     19,679
  Prior years.......................................    120,693    121,112    123,436
                                                      ---------   --------   --------
          Total paid................................    167,884    147,269    143,115
                                                      ---------   --------   --------
Net balance, end of year............................    464,259    432,547    408,776
Plus reinsurance balances recoverable...............    167,722    108,036     80,431
                                                      ---------   --------   --------
Balance, end of year................................  $ 631,981   $540,583   $489,207
                                                      =========   ========   ========

     The estimates for loss and loss adjustment expense reserves are reviewed regularly and adjusted as necessary which resulted in favorable reserve development of prior years' reserves in 1997 and 1999. The unfavorable reserve development in 1998 was mainly attributable to a $25.6 million reserve charge recorded in 1998 to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business acquired as part of the merger with PPTF in July 1998 as well as a $9.5 million excess limits verdict on one Florida claim. This unfavorable reserve development was offset somewhat by $25.5 million of favorable reserve development related to the Company's Midwest book of business.

(9) LONG-TERM DEBT

     On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.55% at December 31, 1999), and payable quarterly (the "Credit Agreement"). Remaining principal payments are due on April 30 of each year, as follows: 2000 -- $3,000,000; 2001 -- $3,000,000;
2002 -- $3,500,000; 2003 -- $3,500,000; and 2004 -- $4,500,000.

     The Credit Agreement contains a covenant which prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants as of December 31, 1999.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

(10) EMPLOYEE BENEFIT PLANS

     Professionals Group and its subsidiaries currently maintain several defined contribution employee benefit plans, stock purchase plans and incentive plans, all of which cover substantially all employees of the respective subsidiaries meeting certain eligibility requirements. The Company's contributions to these plans are primarily based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The Company's expense under all benefit plans was $2,193,000, $1,541,000 and $1,066,000 in 1999, 1998 and 1997, respectively.

(11) SHAREHOLDERS' EQUITY

     Approximately $914.9 million of consolidated assets represents assets of the Company's insurance operations that are subject to regulation and may not be transferred to Professionals Group in the form of dividends, loans or advances. The amount of dividends that Professionals Group's insurance subsidiaries can pay to Professionals Group in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of policyholders' surplus as of the preceding year end. As of January 1, 2000, approximately $22,966,000 could be paid by Professionals Group's insurance subsidiaries without prior regulatory approval. In 1999, 1998 and 1997, Professionals Group's insurance subsidiaries paid dividends of $12,000,000, $12,316,000 and $4,717,049, respectively.

     On November 15, 1999, the Company declared a 10% stock dividend, issued on December 13, 1999 to shareholders of record as of November 29, 1999. All per-share information in the accompanying consolidated financial statements has been adjusted to give retroactive effect to this stock dividend.

     In 1999, Professionals Group's Board of Directors authorized management to repurchase up to 440,000 shares of the Company's common stock. The Company repurchased 239,648 shares under this plan at a total cost of $6,506,000 during 1999.

(12) STOCK OPTIONS AND AWARDS

     Professionals Group has established the 1996 Long-term Stock Incentive Plan (the "Incentive Plan") under which, subject to adjustment, 300,000 shares of Professionals Group's common stock are available to grant incentive and non-qualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, dividend equivalents and other stock-based awards to employees of Professionals Group, including any officer or officer-director, or consultants to Professionals Group and its subsidiaries. All terms and conditions of any grants under the Incentive Plan are at the discretion of the Compensation Committee of Professionals Group's board of directors. Currently, all options have been granted at the market price of Professionals Group's common stock on the date of grant. These options vest and become exercisable over five years beginning one year from the date of grant, and expire ten years from the date of grant.

     Professionals Group also established the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), under which, subject to adjustment, non-qualified options for 50,000 shares of Professionals Group's common stock may be granted to non-employee directors (maximum of 5,000 shares to one individual) of Professionals Group. Options are granted at the market price of Professionals Group's common stock on the date of grant. Options become exercisable one year from the date of grant and expire seven years from the date of grant.

     MEEMIC Holdings has established a stock compensation plan (the "MEEMIC Plan") under which 300,000 shares of MEEMIC Holdings' common stock are available to provide performance-based compensation to officers, directors and employees of MEEMIC Holdings and its subsidiaries. All terms and conditions of any grants under the MEEMIC Plan are at the discretion of the Compensation Committee of MEEMIC Holdings' board of directors. Currently, all options have been granted at the market price of MEEMIC

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

Holdings' common stock on the date of grant. These options vest and become exercisable over five years beginning one year from the date of grant, and expire ten years from the date of grant.

     For all three option plans, no charges to operations are recorded with respect to authorization, grant or exercise of options and proceeds received upon exercise are credited to shareholders' equity.

     Option information regarding the Incentive Plan for the years ending December 31, 1999, 1998 and 1997 follows:

                                             1999                 1998                 1997
                                      ------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                      SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                      ------    --------   ------    --------   ------    --------
Outstanding at beginning of year....  161,150    $33.64    146,500    $37.00         --    $   --
Granted.............................   71,000     30.35         --        --    146,500     37.00
Stock dividend adjustment...........   20,915     30.58     14,650     33.64         --        --
Exercised...........................       --        --         --        --         --        --
Canceled............................       --        --         --        --         --        --
                                      -------              -------              -------
Outstanding at end of year..........  253,065     29.94    161,150     33.64    146,500     37.00
                                      =======              =======              =======
Options exercisable at end of
  year..............................   70,906               32,230                   --
                                      =======              =======              =======
Weighted average fair value of
  options granted during the year...             $12.55               $   --               $21.14
                                                 ======               ======               ======

     Options outstanding as of December 31, 1999 under the Incentive Plan consisted of the following:

OPTIONS OUTSTANDING                                                               OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   -------------------
                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED             WEIGHTED
                                                          REMAINING    AVERAGE               AVERAGE
                                                         CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICES                       NUMBER       LIFE        PRICE     NUMBER      PRICE
------------------------                       ------    -----------   --------   ------    --------
$23.50 - $30.58..............................  253,065    7.8 years     $29.94    70,906     $30.58
                                               =======                            ======
Options available for grant at end of year...   46,935
                                               =======

     Option information regarding the Directors Plan for the years ending December 31, 1999, 1998 and 1997 follows:

                                                1999                1998                1997
                                          -----------------   -----------------   -----------------
                                                   WEIGHTED            WEIGHTED            WEIGHTED
                                                   AVERAGE             AVERAGE             AVERAGE
                                                   EXERCISE            EXERCISE            EXERCISE
                                          SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                          ------   --------   ------   --------   ------   --------
Outstanding at beginning of year........  15,345    $25.44     9,450    $22.38    4,500     $21.63
Granted.................................   6,500     27.63     4,500     39.75    4,500      25.38
Stock dividend adjustment...............   2,014     23.77     1,395     25.44      450      19.66
Exercised...............................      --        --        --        --       --         --
Canceled/expired........................  (1,705)    25.44        --        --       --         --
                                          ------              ------              -----
Outstanding at end of year..............  22,154     23.77    15,345     25.44    9,450      22.38
                                          ======              ======              =====
Options exercisable at end of year......  15,004              10,395              4,950
                                          ======              ======              =====
Weighted average fair value of options
  granted during the year...............            $12.44              $19.46              $12.90
                                                    ======              ======              ======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Options outstanding as of December 31, 1999 under the Directors Plan consisted of the following:

OPTIONS OUTSTANDING                                                              OPTIONS EXERCISABLE
------------------------------------------------------------------------------   -------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED             WEIGHTED
                                                         REMAINING    AVERAGE               AVERAGE
                                                        CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICES                       NUMBER      LIFE        PRICE     NUMBER      PRICE
------------------------                       ------   -----------   --------   ------    --------
$16.25 - $32.85..............................  22,154    5.1 years     $23.77    15,004     $23.13
                                               ======                            ======
Options available for grant at end of year...  26,141
                                               ======

     Option information regarding the MEEMIC Plan for the year ending December 31, 1999 follows:

                                                                       1999
                                                                -------------------
                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                                            PRICE
                                                                SHARES     --------
Outstanding at beginning of year............................         --     $   --
Granted.....................................................    280,000      10.00
Exercised...................................................         --         --
Canceled....................................................         --         --
                                                                -------
Outstanding at end of year..................................    280,000      10.00
                                                                =======
Options exercisable at end of year..........................         --
                                                                =======
Weighted average fair value of options granted during the
  year......................................................                $ 5.14
                                                                            ======

     Options outstanding as of December 31, 1999 under the MEEMIC Plan consisted of the following:

OPTIONS OUTSTANDING                                                               OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   -------------------
                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED             WEIGHTED
                                                          REMAINING    AVERAGE               AVERAGE
                                                         CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICES                       NUMBER       LIFE        PRICE     NUMBER      PRICE
------------------------                       ------    -----------   --------   ------    --------
$10.00.......................................  280,000    4.5 years     $10.00      --         $--
                                               =======                               ==
Options available for grant at end of year...   20,000
                                               =======

     The Company applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income
(loss) (in thousands) and net income (loss) per common share -- assuming dilution would have been reduced to the proforma amounts below:

                                                           1999      1998      1997
                                                           ----      ----      ----
Net income (loss):
  As reported...........................................  $27,188   $(3,231)  $22,428
  Proforma..............................................   25,775    (3,289)   19,926
Net income (loss) per common share assuming dilution:
  As reported...........................................     2.90     (0.35)     2.44
  Proforma..............................................     2.75     (0.35)     2.17

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     The fair value of options at date of grant for the Incentive Plan and the Directors Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%; expected volatility of 35.4%, 35.6% and 35.7%; risk-free interest rate of 5.90% and 6.29% for the Incentive Plan (1999 and 1997 only); risk free interest rate of 6.01%, 5.69% and 6.62% for the Directors Plan; expected lives of 10 years and 9 years for the Incentive Plan (1999 and 1997 only); and expected lives of 7 years for the Directors Plan.

     The fair value of options at date of grant for the MEEMIC Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999: dividend yield of 0%; expected volatility of 51.2%; risk free interest rate of 5.84%; and expected life of 5 years.

     The proforma effect on net income for 1999, 1998 and 1997 is not representative of the proforma effect on net income for future years because additional stock option awards could be made in future years.

(13) STATUTORY INSURANCE ACCOUNTING PRACTICES

     ProNational, MEEMIC and ProNational Casualty are required to file financial statements prepared in accordance with SAP prescribed or permitted by Michigan and Illinois with their respective domiciliary states. The only material statutory accounting methods utilized by ProNational that are permitted rather than prescribed are the discounting of its loss reserves through December 31, 1997 and recording the merger transaction with PPTF as a "pooling of interests" business combination for statutory reporting, which did not provide explicit guidance on the accounting for this transaction. The impact of the permitted practice of discounting loss reserves was to increase the statutory policyholders' surplus of ProNational by approximately $10,658,000 at December 31, 1997. ProNational eliminated the practice of discounting loss reserves for SAP reporting during 1998. As a result of applying "pooling of interests" accounting to the statutory financial statements, all prior periods have been restated to reflect the combined operations of ProNational and PPTF. MEEMIC and ProNational Casualty do not utilize any permitted accounting practices.

     Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 1999 and 1998, and statutory net income (loss) for the years ended December 31, 1999, 1998 and 1997, of ProNational and ProNational

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

Casualty, as applicable (as filed with their respective insurance regulatory authorities), to the amounts shown in the accompanying consolidated financial statements follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
Statutory capital and surplus...............................  $229,657   $193,894
Add (deduct) adjustments to statutory capital and surplus to convert to GAAP:
  Net unrealized appreciation (depreciation) on securities
     available for sale.....................................   (19,369)    21,889
  Net unrealized appreciation on MEEMIC Holdings............   (26,890)        --
  Deferred policy acquisition costs.........................     1,038      1,500
  Deferred Federal income taxes.............................    36,361     24,501
  Nonadmitted assets........................................     5,158      3,845
  Liabilities for GAAP in excess of SAP.....................    (1,350)    (1,800)
  Liabilities for SAP in excess of GAAP.....................     6,795      3,560
  Accumulated intercompany dividends........................    23,533     11,533
  Accumulated deficit attributable to Professionals Group...   (10,608)    (7,127)
  Intercompany paid-in capital..............................   (20,000)   (20,000)
  Surplus contributions.....................................   (10,094)   (10,094)
  Common stock issued.......................................     2,042      1,157
  Common stock repurchased..................................    (6,506)        --
  Accumulated equity attributable to MEEMIC Holdings........     8,075         --
  Other, net................................................    (1,026)      (761)
                                                              --------   --------
          Total shareholders' equity per accompanying
            consolidated balance sheets.....................  $216,816   $222,097
                                                              ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998      1997
                                                          ----       ----      ----
                                                                (IN THOUSANDS)
Statutory net income (loss)............................  $22,363   $(18,964)  $21,825
Add (deduct) adjustments to statutory net income (loss)
  to convert to GAAP:
  Deferred Federal income tax expense..................   (1,041)     5,335    (2,353)
  Deferred reinsurance experience refund...............       --      2,244     5,040
  Change in loss and loss adjustment expense reserve
     discount..........................................       --     10,658        --
  Change in liabilities for GAAP in excess of SAP......      450        450       450
  Other, net...........................................     (503)        89       437
                                                         -------   --------   -------
  Combined net income (loss) of insurance companies
     based on GAAP.....................................   21,269       (188)   25,399
  Net income (loss) attributable to non-insurance
     subsidiaries......................................     (468)        49      (223)
  Net income attributable to MEEMIC Holdings...........    9,816         --        --
  Net loss attributable to Professionals Group.........   (3,429)    (3,092)   (2,748)
                                                         -------   --------   -------
  Net income (loss) per accompanying consolidated
     statements of operations..........................  $27,188   $ (3,231)  $22,428
                                                         =======   ========   =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

(14) CONCENTRATIONS AND CREDIT RISK

     Premiums written through independent agents approximated 56%, 51% and 43% of ProNational's direct written premiums in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, the top ten agents produced, in aggregate, approximately 31%, 27% and 28%, respectively, of ProNational's direct written premiums. All of MEEMIC's premiums are written through its wholly-owned agency. In 1999, the top ten agency representatives produced, in aggregate, approximately 35% of MEEMIC's direct written premiums.

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

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited operating results by quarter for 1999 and 1998 are summarized below:

                                                                INCOME
                                                                (LOSS)                    NET INCOME
                                                             BEFORE INCOME                (LOSS) PER
                                                   TOTAL        TAXES,                      COMMON
                                                 REVENUES      MINORITY         NET         SHARE-
                                                 AND OTHER      INT. &         INCOME      ASSUMING
                                                  INCOME      EXTRA. ITEM      (LOSS)      DILUTION
                                                 ---------   -------------     ------     ----------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
1999:
  1st Quarter..................................  $ 50,666      $  8,532       $  6,655        0.71
  2nd Quarter..................................    51,372         6,741          5,104        0.55
  3rd Quarter..................................    70,277        10,769          7,797        0.83
  4th Quarter..................................    71,256         8,980          7,632        0.82
                                                 --------      --------       --------     =======
          Year.................................  $243,571      $ 35,022       $ 27,188
                                                 ========      ========       ========
1998:
  1st Quarter..................................  $ 52,601      $  8,529       $  6,320        0.69
  2nd Quarter..................................    48,519       (30,343)       (20,879)      (2.28)
  3rd Quarter..................................    51,872         4,765          4,423        0.47
  4th Quarter..................................    50,677         7,686          6,905        0.74
                                                 --------      --------       --------     =======
          Year.................................  $203,669      $ (9,363)      $ (3,231)
                                                 ========      ========       ========

     Net income (loss) per common share amounts for the first three quarters of 1999 and all four quarters of 1998 have been restated from those originally reported to reflect the 10% stock dividend declared in 1999 (see note 11).

     The sum of quarterly net income (loss) per common share data for 1999 and 1998 does not equal the annual amount due to changes in the weighted average number of common shares outstanding during the respective periods.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Under SFAS No. 107, the Company's investment securities, cash, short-term investments and long-term debt constitute financial instruments. The carrying amounts of all financial instruments -- other than investment securities, which are presented in note 5 -- approximated their fair values at December 31, 1999 and 1998.

(17) RELATED PARTY TRANSACTIONS

     On April 4, 1997, the Company completed certain transactions with MEEMIC involving the Company's purchase of a twelve-year, $21.5 million surplus note from MEEMIC, bearing interest at 8.5% per annum and its reinsuring, on a quota-share basis, 40% of MEEMIC's net premiums beginning July 1, 1997. In connection with these transactions, (i) the Company agreed to provide MEEMIC with information systems services and certain consulting services under a management service agreement for a base fee of $2.0 million (which increases by 5% each year); (ii) Professionals Group nominees were elected to all positions on the Board of Directors of MEEMIC; and (iii) the Company agreed to assist MEEMIC in acquiring the net assets of Michigan Educators Insurance Agency, Inc. ("MEIA"), the exclusive distributor of MEEMIC insurance products. As a result of the Company's acquisition of a majority ownership interest in MEEMIC Holdings on July 1, 1999 (see note 4), the above mentioned arrangements were terminated.

(18) SEGMENT INFORMATION

     The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments -- professional liability lines property and casualty insurance, personal lines property and casualty insurance and investment operations. The accounting policies of the segments are the same as those described in the basis of presentation. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         1999        1998       1997
                                                         ----        ----       ----
                                                               (IN THOUSANDS)
Revenues:
  Professional liability lines......................  $  113,392   $113,827   $116,147
  Personal lines....................................      81,777     42,693     20,115
  Investment operations.............................      43,846     43,253     43,434
  Corporate and other...............................       4,556      3,896      1,846
                                                      ----------   --------   --------
          Total revenues............................  $  243,571   $203,669   $181,542
                                                      ==========   ========   ========
Income (loss) before income taxes:
  Professional liability lines......................  $  (20,113)  $(52,716)  $(14,513)
  Personal lines....................................      11,179      1,698        460
  Investment operations.............................      43,846     43,253     43,434
  Corporate and other...............................         110     (1,598)       888
                                                      ----------   --------   --------
          Total income (loss) before income taxes...  $   35,022   $ (9,363)  $ 30,269
                                                      ==========   ========   ========
Identifiable assets:
  Property and casualty insurance...................  $1,064,364   $881,866   $841,187
  Corporate and other...............................       7,725      7,345      6,803
                                                      ----------   --------   --------
          Total identifiable assets.................  $1,072,089   $889,211   $847,990
                                                      ==========   ========   ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Professionals Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, comprehensive income, shareholder's equity and cash flows present fairly in all material respects, the financial position of Professionals Group, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Grand Rapids, Michigan
March 14, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Professionals Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Professionals Group, Inc. (formerly Professionals Insurance Company Management Group) and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 1998 and for each of the years in the two year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Professionals Group, Inc., and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The consolidated financial statements give retroactive effect to the merger of the Company and Physicians Protective Trust Fund, on July 1, 1998, which has been accounted for as a pooling of interests business combination, as described in the notes to the consolidated financial statements.

KPMG LLP

East Lansing, Michigan
February 23, 1999

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
ASSETS
Investment in subsidiaries..................................  $232,930   $241,043
Short-term investments, at cost, which approximates fair
  value.....................................................     2,183      1,331
Cash........................................................       544         14
Other assets................................................       144      1,018
                                                              --------   --------
          Total assets......................................  $235,801   $243,406
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Long-term debt..............................................  $ 17,500   $ 20,000
Accrued expenses and other liabilities......................     1,485      1,309
                                                              --------   --------
                                                                18,985     21,309
                                                              --------   --------
Shareholders' Equity:
Preferred stock, no par value; 5,000,000 shares authorized;
  no shares issued and outstanding..........................        --         --
Common stock, no par value; 25,000,000 shares authorized;
  8,997,709 and 8,383,924 shares issued and outstanding in
  1999 and 1998.............................................     8,998      8,384
Additional paid-in capital..................................    47,033     33,982
Retained earnings...........................................   172,968    165,132
Accumulated other comprehensive income, net of deferred
  federal income taxes......................................   (12,183)    14,599
                                                              --------   --------
          Total shareholders' equity........................   216,816    222,097
                                                              --------   --------
          Total liabilities and shareholders' equity........  $235,801   $243,406
                                                              ========   ========

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999      1998      1997
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Revenues:
  Dividend income from subsidiary...........................  $12,000   $ 4,816   $ 4,717
  Investment income.........................................      109       109       106
  Other income..............................................    1,066     2,073     1,005
                                                              -------   -------   -------
          Total revenues....................................   13,175     6,998     5,828
                                                              -------   -------   -------
Expenses:
  Operating and administrative..............................    3,214     3,462     2,503
  Amortization expense......................................      344       344       258
  Interest expense..........................................    1,098     1,468     1,098
                                                              -------   -------   -------
          Total expenses....................................    4,656     5,274     3,859
                                                              -------   -------   -------
  Income before federal income taxes and equity in
     undistributed income (loss) of subsidiaries............    8,519     1,724     1,969
Federal income taxes........................................       --        --        --
                                                              -------   -------   -------
  Income before equity in undistributed income (loss) of
     subsidiaries...........................................    8,519     1,724     1,969
Equity in undistributed income (loss) of subsidiaries.......   18,669    (4,955)   20,459
                                                              -------   -------   -------
          Net income (loss).................................  $27,188   $(3,231)  $22,428
                                                              =======   =======   =======

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 27,188   $ (3,231)  $ 22,428
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Equity in undistributed (income) loss of
       subsidiaries.........................................   (18,669)     4,955    (20,459)
     Dividend of investment from subsidiary.................        --     (2,816)    (1,217)
     Amortization...........................................       257        259        183
     Non-cash compensation..................................       885      1,157         --
     Decrease (increase) in other assets....................       530        (26)    (1,594)
     Increase (decrease) in accrued expenses and other
       liabilities..........................................       176       (269)       (78)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    10,367         29       (737)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale or maturity of short-term
     investments............................................    43,709     40,381     32,578
  Purchases of short-term investments.......................   (44,474)   (37,761)   (34,338)
  Capital contribution to consolidated subsidiary...........        --         --    (20,000)
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................      (765)     2,620    (21,760)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of note payable....................        --         --     22,500
  Repayment of long-term debt...............................    (2,500)    (2,500)        --
  Common stock repurchased..................................    (6,506)        --         --
  Cash paid in lieu of fractional shares....................       (40)      (138)        --
  Cash paid for dissenter's rights..........................       (26)        --         --
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    (9,072)    (2,638)    22,500
                                                              --------   --------   --------
Net change in cash..........................................       530         11          3
Cash, beginning of period...................................        14          3         --
                                                              --------   --------   --------
Cash, end of period.........................................  $    544   $     14   $      3
                                                              ========   ========   ========
Supplemental disclosure of non-cash financing activities:
  Issuance of common stock as compensation..................  $    885   $  1,157         --
                                                              ========   ========   ========
  Liability incurred in acquisition of subsidiary...........        --   $    313         --
                                                              ========   ========   ========

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS

     Professionals Group, Inc. (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996.

     Professionals Group owns all of the issued and outstanding common stock of the following entities:

          ProNational Insurance Company -- a stock insurance company incorporated under Michigan law (ProNational). ProNational also owns 77% of MEEMIC Holdings, Inc. (see note 3 below).

          Professionals Group Services Corporation -- a business corporation that administers certain benefit plans for ProNational Insurance Company employees.

          ProNational Insurance Agency, Inc. -- an inactive insurance agency.

          American Insurance Management Corporation -- an Indiana corporation that serves as the attorney-in-fact for American Medical Insurance Exchange, an inactive Indiana interinsurance reciprocal exchange.

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

(3) BUSINESS COMBINATION

     On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company (MEEMIC). MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. (MEEMIC Holdings), a publicly traded Michigan business corporation. As part of MEEMIC's conversion, ProNational acquired 77% of the outstanding common stock of MEEMIC Holdings. This acquisition was accounted for as a purchase business combination. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of Professionals Group. See also Note 4 to Professionals Group and subsidiaries consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     At a meeting of the Audit Committee of Professionals Group's board of directors held on August 27, 1999, the accounting firm of PricewaterhouseCoopers LLP was engaged by Professionals Group to perform future independent audits of Professionals Group. PricewaterhouseCoopers LLP thereby replaced KPMG LLP as Professionals Group's independent accountants.

     The change in accountants did not result from any dissatisfaction or disagreement with KPMG LLP. Instead, the change resulted from Professionals Group's putting its audit work out to bid as part of the consolidation, under one accounting firm, of all audits of Professionals Group and its subsidiaries. KPMG LLP participated in the bidding process.

     In connection with the audits of the two years ended December 31, 1998, and the subsequent interim period through August 27, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     During 1998 and 1997, Professionals Group did not engage any independent accountants other than KPMG LLP to audit the financial statements of either Professionals Group or any significant subsidiary of Professionals Group.

     KPMG LLP's reports on Professionals Group's financial statements for 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item with respect to the directors of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Election of Directors." Such information is herein incorporated by reference.

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

     To Professionals Group's knowledge, based solely on a review of the copies of such reports furnished to Professionals Group and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item with respect to executive compensation of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Information Regarding Executive Officers." Such information is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item with respect to the security ownership of certain beneficial owners and management of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Voting Securities and Certain Holders Thereof." Such information is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item with respect to certain relationships and related transactions of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2000 Annual Meeting of Stockholders under the captions "Election of Directors," "Compensation Committee Interlocks and Insider Participation," and "Related Party Transactions." Such information is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS:

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
     (3)(a)/(4)(a)       Second Amended and Restated Articles of Incorporation of
                         Professionals Insurance Company Management Group and all
                         amendments thereto (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated July 1,
                         1998, filed with the Securities and Exchange Commission on
                         July 15, 1998 (file no. 0-21223)).

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

        (10)(a)          Credit Agreement dated April 4, 1997 for $22.5 million
                         between the registrant and LaSalle National Bank
                         (incorporated by reference to Exhibit (10)(a) of the
                         registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as filed with the Securities and
                         Exchange Commission on May 12, 1997 (file no. 0-21223)).

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
        (10)(b)          Professionals Insurance Company Management Group 1996 Long
                         Term Incentive Plan (incorporated by reference to Exhibit
                         10(c) of Amendment No. 1 to the registrant's Registration
                         Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on June 11, 1996 (registration No.
                         333-3138)).

        (10)(c)          Professionals Insurance Company Management Group 1996
                         Non-Employee Directors Stock Option Plan (incorporated by
                         reference to Exhibit 10(d) of Amendment No. 1 to the
                         registrant's Registration Statement on Form S-4 as filed
                         with the Securities and Exchange Commission on June 11, 1996
                         (registration no. 333-3138)).

        (10)(d)          Professionals Insurance Company Management Group Stock
                         Purchase Plan (incorporated by reference to Exhibit 10(e) of the initial filing of the registrant's Registration
                         Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on April 3, 1996 (registration No.
                         333-3138)).

        (10)(e)          PICOM Insurance Company Employees' Savings and Retirement
                         Plan (incorporated by reference to Exhibit (10)(d) of the
                         initial filing of the registrant's Annual Report on Form
                         10-K for the year ended December 31, 1996 as filed with the
                         Securities and Exchange Commission on March 28, 1997 (file
                         no. 0-21223)).

        (10)(f)          PICOM Insurance Company Pension Plan (incorporated by
                         reference to Exhibit (10)(e) of the initial filing of the
                         registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1996 as filed with the Securities and Exchange
                         Commission on March 28, 1997 (file no. 0-21223)).

        (10)(g)          PICOM Insurance Company Key Employee Retention Plan
                         (incorporated by reference to Exhibit (99)(e) of the initial filing of the registrant's Registration Statement on Form
                         S-4 filed with the Securities and Exchange Commission on
                         April 3, 1996 (registration no. 333-3138)).

        (10)(h)          PICOM Insurance Company Employee Retention Plan
                         (incorporated by reference to Exhibit (99)(f) of the initial filing of the registrant's Registration Statement on Form
                         S-4 filed with the Securities and Exchange Commission on
                         April 3, 1996 (registration no. 333-3138)).

        (10)(i)          MEEMIC Holdings, Inc. Stock Compensation Plan dated October
                         21, 1998 (incorporated by reference to Exhibit 10.11 of
                         MEEMIC Holdings' Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (registration
                         no. 333-66671)).

          (11)           No statement re computation of per share earnings is
                         required to be filed because the computations can be clearly determined from the materials contained herein.

          (16)           Letter from KPMG LLP regarding change in certifying
                         accountant (incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K dated August 27,
                         1999, filed with the Securities and Exchange Commission on
                         September 1, 1999 (file no. 0-21223)).

          (21)           List of subsidiaries of the registrant.*

        (23)(a)          Consent of PricewaterhouseCoopers LLP, independent certified public accountants.*

        (23)(b) Consent of KPMG LLP, independent certified public accountants.*

          (24)           Powers of attorney.*

          (27)           Financial Data Schedule of registrant.*

---------------

* Filed herewith.

     Management contracts and compensatory plans or arrangements:

     The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

          Exhibit (4)(d) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan.

          Exhibit (4)(e) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Long Term Incentive Plan.

          Exhibit (10)(b) Professionals Insurance Company Management Group 1996 Long-Term Incentive Plan.

          Exhibit (10)(c) Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan.

          Exhibit (10)(d) Professionals Insurance Company Management Group Stock Purchase Plan.

          Exhibit (10)(e) PICOM Insurance Company Employees' Savings and Retirement Plan.

          Exhibit (10)(f) PICOM Insurance Company Pension Plan.

          Exhibit (10)(g) PICOM Insurance Company Key Employee Retention Plan.

          Exhibit (10)(h) PICOM Insurance Company Employee Retention Plan.

          Exhibit (10)(i) MEEMIC Holdings, Inc. Stock Compensation Plan.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               10-K
                                                              REPORT
                                                              PAGE(S)
                                                              -------
FINANCIAL STATEMENTS:
  Consolidated balance sheets as of December 31, 1999 and
     1998...................................................     30
  Consolidated statements of operations for each of the
     years ended December 31, 1999, 1998 and 1997...........     31
  Consolidated statements of comprehensive income for each
     of the years ended December 31, 1999, 1998 and 1997....     32
  Consolidated statements of shareholders' equity for each
     of the years ended December 31, 1999, 1998 and 1997....     33
  Consolidated statements of cash flows for each of the
     years ended December 31, 1999, 1998 and 1997...........     34
  Notes to consolidated financial statements................     35
  Reports of independent auditors...........................     54
FINANCIAL STATEMENT SCHEDULES:
  II. Condensed financial information of registrant.........     56

---------------

All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

REPORTS ON FORM 8-K:

     No reports were filed during the three months ended December 31, 1999.

 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Professionals Group, Inc.

Date: March 24, 2000                        By:     /s/ VICTOR T. ADAMO
                                              ----------------------------------
                                                       Victor T. Adamo
                                                President and Chief Executive
                                                            Officer
                                                (Principal Executive Officer)

                                            By:      /s/ JOHN F. LANG
                                              ----------------------------------
                                                         John F. Lang
                                                Vice President, Treasurer and
                                                    Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ VICTOR T. ADAMO                   Director, President and Chief    March 24, 2000
-----------------------------------------------------    Executive Officer (Principal
                   Victor T. Adamo                       Executive Officer)

                /s/ R. KEVIN CLINTON                   Director, Vice President         March 24, 2000
-----------------------------------------------------
                  R. Kevin Clinton

               /s/ RICHARD P. HORSCH*                  Director                         March 24, 2000
-----------------------------------------------------
                  Richard P. Horsch

                /s/ RICHARD G. ALPER*                  Director                         March 24, 2000
-----------------------------------------------------
                  Richard G. Alper

                 /s/ ELIOT H. BERG*                    Director                         March 24, 2000
-----------------------------------------------------
                    Eliot H. Berg

                 /s/ LOUIS P. BRADY*                   Director                         March 24, 2000
-----------------------------------------------------
                   Louis P. Brady

               /s/ JERRY D. CAMPBELL*                  Director                         March 24, 2000
-----------------------------------------------------
                  Jerry D. Campbell

               /s/ JOHN F. DODGE, JR.*                 Director                         March 24, 2000
-----------------------------------------------------
                 John F. Dodge, Jr.

                 /s/ H. HARVEY GASS*                   Director                         March 24, 2000
-----------------------------------------------------
                   H. Harvey Gass

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ JOHN F. MCCAFFREY*                  Director                         March 24, 2000
-----------------------------------------------------
                  John F. McCaffrey

                /s/ ISAAC J. POWELL*                   Director                         March 24, 2000
-----------------------------------------------------
                   Isaac J. Powell

                /s/ ANN F. PUTALLAZ*                   Director                         March 24, 2000
-----------------------------------------------------
                   Ann F. Putallaz

               /s/ EDWARD S. TRUPPMAN*                 Director                         March 24, 2000
-----------------------------------------------------
                 Edward S. Truppman

              /s/ WILLIAM H. WOODHAMS*                 Director                         March 24, 2000
-----------------------------------------------------
                 William H. Woodhams

                /s/ DONALD S. YOUNG*                   Director                         March 24, 2000
-----------------------------------------------------
                   Donald S. Young

*By:     /s/ VICTOR T. ADAMO
     -------------------------------
            Victor T. Adamo,
       as attorney-in-fact for the
            persons indicated

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   21                    List of subsidiaries

   23a Consent of PricewaterhouseCoopers LLP, independent certified public accountants

   23b Consent of KPMG LLP, independent certified public accountants

   24                    Powers of Attorney

   27                    Financial Data Schedule