Form 10-Q
period 2000-03-31
PROFESSIONALS GROUP INC
filed 2000-05-11
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period from             to
                                     ------------   ----------------


                         Commission file number 0-21223


                            PROFESSIONALS GROUP, INC.
             (Exact name of registrant as specified in its charter)



         Michigan                                         38-3273911
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

2600 Professionals Drive, Okemos, Michigan                 48864
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (517) 349-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

The number of shares outstanding of the registrant's common stock, no par value per share, as of May 11, 2000 was 8,924,909.

                                TABLE OF CONTENTS


                                                                                     PAGE NO.
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                         Condensed Consolidated Balance Sheets at March 31, 2000         3
                         (Unaudited) and December 31, 1999

                         Condensed  Consolidated  Statements  of  Income  for            4
                         the  Three Months Ended March 31, 2000 and 1999
                         (Unaudited)

                         Condensed  Consolidated  Statements of Comprehensive            5
                         Income for the Three Months Ended March 31, 2000 and
                         1999 (Unaudited)

                         Condensed  Consolidated  Statements  of Cash Flows for          6
                         the Three Months Ended March 31, 2000 and 1999
                         (Unaudited)

                         Notes to Condensed Consolidated Financial Statements          7-9
                         (Unaudited)

          Item 2.    Management's Discussion and Analysis of Financial Condition     10-15
                     and Results of Operations

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk      15-17

PART II. OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                                   18

          Signatures                                                                    18


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                   March 31,                      December 31,
                             Assets                                  2000                             1999
                                                                   ----------                      ----------
Investments:                                                            (in thousands, except share data)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $747,530 and $750,548)                       $730,026                        $731,036
   Equity securities available for sale, at fair value
      (cost:  $3,250 and $3,846)                                        4,183                           4,899
   Short-term investments, at cost                                     32,939                          19,633
   Real estate, at cost, net of accumulated depreciation                2,695                           2,700
                                                                   ----------                      ----------
               Total investments                                      769,843                         758,268
Cash                                                                    5,648                          13,797
Restricted cash                                                         2,070                           2,070
Premiums due from policyholders                                        47,329                          34,951
Reinsurance balances                                                  169,406                         168,100
Accrued investment income                                               9,839                          10,087
Deferred federal income taxes                                          55,341                          54,161
Property and equipment, at cost, net of
  accumulated depreciation                                             10,764                          10,779
Prepaid reinsurance premiums                                           10,966                           6,667
Other assets                                                           12,916                          13,209
                                                                   ----------                      ----------
               Total assets                                        $1,094,122                      $1,072,089
                                                                   ==========                      ==========
              Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                         $648,776                        $631,981
   Reserve for extended reporting period claims                        27,774                          27,674
   Unearned premiums                                                  102,814                          87,305
   Long-term debt                                                      17,500                          17,500
   Excess of net assets acquired over cost                             18,119                          18,609
   Accrued expenses and other liabilities                              34,893                          48,400
   Minority interest                                                   24,453                          23,804
                                                                   ----------                      ----------
               Total liabilities                                      874,329                         855,273
                                                                   ----------                      ----------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                               -                               -
   Common stock, no par value; 25,000,000 shares authorized;
      8,924,909 and 8,997,709 shares issued and
      outstanding in 2000 and 1999, respectively                        8,925                           8,998
   Additional paid-in capital                                          45,711                          47,033
   Retained earnings                                                  176,065                         172,968
   Accumulated other comprehensive income (loss),
      net of deferred federal income taxes                            (10,908)                        (12,183)
                                                                   ----------                      ----------
               Total shareholders' equity                             219,793                         216,816
                                                                   ----------                      ----------
               Total liabilities and shareholders' equity          $1,094,122                      $1,072,089
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

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                      --------------------------------
                                                                                         2000                  1999
                                                                                      ---------              ---------
Revenues and other income:                                                           (in thousands, except share data)
   Net premiums written                                                               $  67,853              $  55,943
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                                      (11,210)               (17,262)
                                                                                      ---------              ---------
   Premiums earned, net                                                                  56,643                 38,681
   Net investment income                                                                 11,228                  9,217
   Net realized investment gains                                                             49                  1,721
   Other                                                                                  1,168                  1,047
                                                                                      ---------              ---------
      Total revenues and other income                                                    69,088                 50,666
                                                                                      ---------              ---------

Expenses:
   Losses and loss adjustment expenses, net                                              53,114                 32,616
   Increase in reserve for extended reporting
      period claims                                                                         100                    250
   Policy acquisition and other underwriting expenses                                    11,607                  8,177
   Interest expense                                                                         290                    290
   Amortization expense, net                                                               (220)                   280
   Other                                                                                    512                    521
                                                                                      ---------              ---------
      Total expenses                                                                     65,403                 42,134
                                                                                      ---------              ---------

      Income from operations before federal income
        taxes (benefit) and minority interest                                             3,685                  8,532

Federal income taxes (benefit)                                                             (100)                 1,877
                                                                                      ---------              ---------

      Income before minority interest                                                     3,785                  6,655

Minority interest                                                                          (688)                -
                                                                                      ---------              ---------

      Net income                                                                         $3,097                 $6,655
                                                                                      =========              =========


Net income per common share - basic                                                       $0.35                  $0.72
                                                                                      =========              =========

Net income per common share - assuming dilution                                           $0.33                  $0.71
                                                                                      =========              =========

Weighted average shares outstanding - basic                                           8,938,161              9,204,394
                                                                                      =========              =========

Weighted average shares outstanding - assuming dilution                               9,015,246              9,355,796
                                                                                      =========              =========


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         -----------------------------
                                                                                          2000                  1999
                                                                                         -------                ------
                                                                                                 (in thousands)
Net income                                                                                $3,097                $6,655
                                                                                         -------                ------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising during the period (net of income taxes (benefit) of $673 and
   ($2,494) in 2000 and 1999, respectively)                                                1,307                (4,841)

  Less reclassification adjustment for realized gains
    included in net income (net of income taxes of $17
    and $585 in 2000 and 1999, respectively)                                                 (32)               (1,136)
                                                                                         -------                ------
          Other comprehensive income (loss)                                                1,275                (5,977)
                                                                                         -------                ------

          Comprehensive income                                                            $4,372                  $678
                                                                                         =======                ======


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                 ----------------------------------
                                                                                  2000                        1999
                                                                                 --------------        ------------
                                                                                            (in thousands)
Net cash provided by operating activities                                               $3,919             $20,635
                                                                                 --------------        ------------
Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                            105,535             307,577
   Purchases of short-term investments                                                (118,744)           (346,415)
   Proceeds from maturity of securities available for sale                               4,762               2,325
   Proceeds from sale of securities available for sale                                  26,251             120,657
   Purchases of securities available for sale                                          (27,702)           (102,096)
   Purchases of real estate, property and equipment                                       (474)                (73)
                                                                                 --------------        ------------
      Net cash used in investing activities                                            (10,372)            (18,025)
                                                                                 --------------        ------------
Cash flows from financing activities:
   Common stock repurchased                                                             (1,696)               -
   Cash paid for dissenter's rights                                                      -                     (26)
                                                                                 --------------        ------------
      Net cash used in financing activities                                             (1,696)                (26)
                                                                                 --------------        ------------

Net increase (decrease) in cash                                                         (8,149)              2,584

Cash, beginning of period                                                               13,797                 379
                                                                                 --------------        ------------

Cash, end of period                                                                     $5,648              $2,963
                                                                                 ==============        ============

Supplemental schedule of noncash investing and financing activities:
   Issuance of common stock as compensation                                               $301                $301
                                                                                 ==============        ============



See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)  Basis of Presentation

     Professionals Group, Inc. ("Professionals Group") is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of ProNational Insurance Company ("ProNational"), a Michigan-domiciled property and casualty insurance company which primarily provides professional liability insurance coverages and services to health care providers. ProNational owns 77% of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded company which provides personal auto and homeowners coverages to teachers and other educational employees through MEEMIC Insurance Company ("MEEMIC"), a Michigan-domiciled property and casualty insurance company. Professionals Group and subsidiaries are collectively referred to as "the Company."

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(2)  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding during each period after giving effect to stock dividends and treasury shares, calculated on a daily basis. The weighted average common shares used for determining basic income per common share were 8,938,161 and 9,204,394 for the three months ended March 31, 2000 and 1999, respectively. The effect of dilutive stock options added 77,085 shares and 151,402 shares for the three months ended March 31, 2000 and 1999, respectively for the computation of diluted income per common share.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(3)  Segment Information
     The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments - professional liability lines property and casualty insurance, personal lines property and casualty insurance and investment operations. The accounting policies of the segments are the same as those described in the basis of presentation footnote of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:

                                                      Three months ended March 31,
                                                  --------------------------------------

                                                         2000                 1999
                                                  ----------------     -----------------

                                                             (in thousands)
REVENUES:

      Professional liability lines                     $   28,040              $ 27,520
      Personal lines                                       28,603                11,679
      Investment operations                                11,277                10,938
      Corporate and other                                   1,168                   529
                                                  ----------------     -----------------
         Total revenues                                $   69,088              $ 50,666
                                                  ================     =================
INCOME (LOSS) BEFORE INCOME TAXES:
      Professional liability lines                     $  (10,022)             $ (3,487)
      Personal lines                                        1,844                 1,441
      Investment operations                                11,277                10,938
      Corporate and other                                     586                  (360)
                                                  ----------------     -----------------
         Total income before income taxes
                                                       $    3,685              $  8,532
                                                  ================     =================
IDENTIFIABLE ASSETS:
      Property and casualty insurance                  $1,080,852              $921,388
      Corporate and other                                  13,270                11,501
                                                  ----------------     -----------------
         Total identifiable assets                     $1,094,122              $932,889
                                                  ================     =================

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)  Acquisition

     On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company ("MEEMIC"). As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation. As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. This acquisition was accounted for as a purchase business combination. The excess of net assets acquired over cost was $19.6 million, and is being amortized on the straight-line method over 10 years. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the three months ended March 31, 1999, as if this acquisition had occurred on January 1, 1999 (in thousands, except per share data):

                                                                       1999
                                                                       ----
     Total revenues                                                  $68,589
     Income before extraordinary item                                  8,208
     Net income                                                        8,138
     Diluted income per common share before extraordinary item          0.87
     Diluted net income per common share                                0.86

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had this acquisition occurred on January 1, 1999, or of future results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. (See the disclosures under "Item
1. Business - Forward Looking Statements" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Overview:

     Professionals Group is organized and operates principally in the property and casualty insurance industry and has two insurance product segments. The professional liability segment provides insurance coverage and services to health care providers through Professionals Group's wholly owned subsidiary, ProNational Insurance Company. The personal lines segment provides personal auto and homeowners coverages primarily to teachers and other educational employees through Professionals Group's majority owned subsidiary, MEEMIC Holdings, Inc. and MEEMIC Holdings' wholly owned subsidiary, MEEMIC Insurance Company.

     On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership (see also Note 4 to the Company's condensed consolidated financial statements.) The transaction was accounted for as a purchase business combination. The 1999 results attributable to MEEMIC were pursuant to the then existing management services agreement and quota share reinsurance agreement, both of which were terminated on July 1, 1999.

Financial Condition -- March 31, 2000 Compared to December 31, 1999:

     Total assets increased $22.0 million, or 2.1%, to $1,094.1 million at March 31, 2000, compared to $1,072.1 million at December 31, 1999. Invested assets increased 1.5% to $769.8 million, or approximately 70% of the Company's total assets at March 31, 2000. This compares to invested assets of $758.3 million, or approximately 71% of the Company's total assets at December 31, 1999. The increase in invested assets was due primarily to positive cash flows generated by operations. Premiums due from policyholders and prepaid reinsurance premiums also increased due primarily to the timing of renewals of ProNational's professional liability business, a significant portion of which renews during the first quarter.

     The Company's investment portfolio continues to be dominated by fixed maturity securities at March 31, 2000, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At March 31, 2000, the fixed maturity portfolio had net unrealized losses of $17.5 million. At December 31, 1999, the fixed maturity portfolio had net unrealized losses of $19.5 million. This change was due primarily to fluctuating bond market values caused by changes in interest rates in the marketplace.

     Loss and loss adjustment expense reserves represented approximately 74% of the Company's consolidated liabilities at both March 31, 2000 and December 31, 1999. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves within the range of acceptable values periodically estimated by the Company's consulting actuary. The Company's carried reserves are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

     Loss and loss adjustment expense reserves increased $16.8 million, or 2.7%, to $648.8 million at March 31, 2000, from $632.0 million at December 31, 1999. This increase was due primarily to a general increase in professional liability reserves (i.e., new reserves recorded exceeded payments on older reserves) as well as a reduction in the Company's recognition of favorable prior year professional liability reserve development. The reduction in the recognition of favorable prior year development was based on a review of the Company's reserving needs and on medical malpractice trends. The remainder of this increase was due primarily to general allowances for growth in the number of insured vehicles and homeowners policies in force in the Company's personal lines segment.

     The unearned premium reserve increased $15.5 million, or 17.8%, to $102.8 million at March 31, 2000, from $87.3 million at December 31, 1999. The increase was due primarily to the timing of renewals of the Company's professional liability book of business, a significant portion of which renews during the first quarter.

     Shareholders' equity increased $3.0 million, or 1.4%, to $219.8 million at March 31, 2000, compared to $216.8 million at December 31, 1999. The increase in shareholders' equity was due primarily to an increase in accumulated other comprehensive income, consisting of unrealized gains on the investment portfolio of $1.3 million and net income of $3.1 million, which was offset by other decreases in shareholders' equity of $1.4 million (primarily related to the Company's stock repurchase program) during the three month period ended March 31, 2000. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999:

Professional Liability Insurance Operations Segment:

     Professional liability net premiums written were $39.9 million for the three months ended March 31, 2000, a decrease of $4.9 million, or 10.8%, compared to net premiums written of $44.8 million for the three months ended March 31, 1999. The decrease in professional liability net premiums written was mainly due to price increases instituted by the Company (and a resulting decrease in the number of insureds) and as a result of the Company's more selective underwriting practices. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment. Professional liability net premiums earned were $28.0 million for the three months ended March 31, 2000, a slight increase of $0.5 million, or 1.9%, compared to $27.5 million for the three months ended March 31, 1999.

     Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $33.1 million for the three months ended March 31, 2000, an increase of $7.0 million, or 26.9%, compared to $26.1 million for the three months ended March 31, 1999. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 118.1% for the three months ended March 31, 2000, compared to 94.8% for the same period of 1999. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due primarily to an increase in the Florida-related professional liability loss ratio as well as a reduction in the Company's recognition of favorable prior year reserve development (see previous discussion). In addition, reinsurance benefits derived from a stop loss reinsurance contract entered into for the 2000 accident year were $0.7 million lower than the benefits received from the 1999 stop loss contract.

     Professional liability policy acquisition and underwriting expenses were $4.9 million for the three months ended March 31, 2000, an increase of $0.2 million, or 5.0%, compared to policy acquisition and underwriting expenses of $4.7 million for the same period of 1999. As a percentage of premiums earned, the underwriting expense ratio increased to 17.7% for the three months ended March 31, 2000, from 17.1% for the same period of 1999. This increase was due primarily to an increase in compensation related costs.

Personal Lines Insurance Operations Segment:

     Personal lines net premiums written were $27.9 million for the three months ended March 31, 2000, an increase of $16.8 million, or 150.2%, compared to net premiums written of $11.1 million for the three months ended March 31, 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). Personal lines net premiums earned were $28.6 million for the three months ended March 31, 2000, an increase of $17.4 million, or 156.3%, compared to net premiums earned of $11.1 million for the three months ended March 31, 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in both net premiums written and net premiums earned was due to the July 1, 1999 acquisition of MEEMIC Holdings.

     Personal lines insurance incurred losses and loss adjustment expenses totaled $20.1 million for the three months ended March 31, 2000, an increase of $13.3 million, or 196.6%, compared to $6.8 million for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in incurred losses and loss adjustment expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio increased to 70.3% for the three months ended March 31, 2000, compared to 60.7% for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The personal lines insurance incurred loss and loss adjustment expense ratio benefited from favorable weather conditions in both 2000 and 1999.

     Personal lines policy acquisition and underwriting expenses were $6.7 million for the three months ended March 31, 2000, an increase of $3.2 million, or 92.4%, compared to policy acquisition and underwriting expenses of $3.5 million for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in policy acquisition and underwriting expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings.

General Insurance Operations:

     Net investment income, excluding realized investment gains, was $11.2 million for the three months ended March 31, 2000, an increase of $2.0 million, or 21.8%, compared to net investment income of $9.2 million for the three months ended March 31, 1999. The increase reflects the addition of MEEMIC's investment portfolio as of July 1, 1999. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.0% and 6.8% as of March 31, 2000 and 1999, respectively. Net realized investment gains were $0.1 million and $1.7 million during the three month periods ended March 31, 2000 and 1999, respectively. Interest expense was $0.3 million during both three month periods ended March 31, 2000 and 1999. See "Liquidity and Capital Resources."

     The Company recorded a $0.1 million federal income tax benefit for the three months ended March 31, 2000, compared to $1.9 million in federal income tax expense during the same period in 1999. The effective tax (benefit) rate was (2.7%) for the three months ended March 31, 2000, compared to 22.0% for the three months ended March 31, 1999. The large amount of tax exempt income included in the Company's pretax income has caused the effective tax benefit for the three months ended March 31, 2000 as well as the low effective tax rate for the three months ended March 31, 1999.

     Net income for the three months ended March 31, 2000 was $3.1 million, or $0.33 per diluted share on revenues of $69.1 million. This compares to net income of $6.7 million, or $0.71 per diluted share on revenues of $50.7 million, for the three months ended March 31, 1999. The reduction in earnings was primarily attributable to the deterioration in the professional liability loss and loss adjustment expense ratio, as described previously. One additional item also impacted net income for the three months ended March 31, 2000. This item reflects the 23% of MEEMIC Holdings not owned by Professionals Group. This minority interest reduced net income by $0.7 million.

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

      The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the three month periods ended March 31, 2000 or 1999. As of March 31, 2000, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund its commitments for capital expenditures.

     On April 4, 1997, Professionals Group borrowed $22.5 million under a seven-year unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (6.55% at March 31, 2000), and payable quarterly (the "Credit Agreement"). As of March 31, 2000, the outstanding principal balance was $17.5 million. The remaining principal payments are due on April 30, as follows: 2000 - $3.0 million; 2001 - $3.0 million; 2002 - $3.5 million; 2003
- $3.5 million; and 2004 - $4.5 million. The Company paid the $2.5 million principal amount due on April 30, 1999.

     The Credit Agreement contains a covenant that prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). Additional covenants also require the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at March 31, 2000.

     On April 14, 1999, Professionals Group's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's common stock. On December 11, 1999, the Board of Directors approved an increase in the number of shares available to be repurchased to 440,000 shares. This increase was approved to reflect the additional shares outstanding due to the 10% stock dividend declared on November 15, 1999. The Board also extended the stock repurchase program from April 28, 2000 to September 30, 2000. The Company repurchased 72,800 shares under this plan at a total cost of $1.7 million during the three months ended March 31, 2000.

     On July 1, 1999, MEEMIC completed its conversion to a stock insurance company. As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc., a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. The excess of net assets acquired over cost was $19.6 million. This acquisition was accounted for as a purchase business combination. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company (see also Note 4 to the Company's condensed consolidated financial statements).

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

Year 2000 Compliance:

     The Company has completed an assessment of its computerized information systems across its entire operation and has determined that all significant systems are Year 2000 compliant. To date, ProNational has incurred approximately $0.5 million in connection with its efforts to become Year 2000 compliant. All of such costs have been expensed as incurred. To date, MEEMIC has incurred approximately $3.0 million for the purchase of new computerized information and communication systems. Neither ProNational nor MEEMIC anticipates incurring additional costs related to the Year 2000. The Company has received written assurances from the third party vendors of such equipment and software, that such items are Year 2000 compliant. The Company has also conducted Year 2000 investigation and testing with its major third party vendors' software and hardware and determined that all significant hardware and software is Year 2000 compliant. While the Company believes that Year 2000 compliance issues have been reasonably addressed, both internally and externally, no assurances can be given that all entities with whom the Company does business will be Year 2000 compliant. The foregoing disclosure contains information regarding Year 2000 readiness which constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

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

     As of March 31, 2000, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds.

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

     The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at March 31, 2000 were deemed to be temporary.

     The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

     Financial instruments subject to interest rate risk as of March 31, 2000 and December 31, 1999 were as follows:


                                                                              Market Value
                                        ------------------------------------------------------------------------------------
                                         -200 bps           -100 bps                           +100 bps         +200 bps
                                          Change             Change           Actual            Change           Change
                                        ------------------------------------------------------------------------------------
                                                                          (in thousands)

Total portfolio value at March 31, 2000     $819,987          $791,553          $762,965         $734,391          $706,191
                                        =============     =============    ==============    =============    ==============

Total portfolio value at
December 31, 1999                           $797,240          $774,165          $750,669         $727,237          $704,158
                                        =============     =============    ==============    =============    ==============


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

      Financial instruments subject to equity market risk as of March 31, 2000 and December 31, 1999 were as follows:


                                                                                     Hypothetical Market
                                                                 Actual                   Changes
                                                                 Market         ------------------------------
                                                                  Value              +10%             -10%
                                                               ------------     -------------    -------------
                                                                               (in thousands)

      Common stocks at March 31, 2000                               $4,183            $4,601           $3,765
                                                               ============     =============    =============


      Common stocks at December 31, 1999                            $4,899            $5,389           $4,409
                                                               ============     =============    =============


     The table above summarizes the Company's equity price risk as of March 31, 2000 and December 31, 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of March 31, 2000 and December 31, 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

     The Company generally does not invest in equity securities for trading purposes. As of March 31, 2000 and December 31, 1999, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.


                                      -17

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

      (a)      Exhibits.


    Item 601
 Regulation S-K
Exhibit Reference
     Number                   Exhibit Description
   ----------                 -------------------
     (11)                     No  statement  re:  computation  of per share
                              earnings is required to be filed because the computations can be clearly determined from the materials contained herein.


     (27)                     Financial Data Schedule of registrant.*


*  Filed herewith.

(b)       Reports on Form 8-K.

     No reports were filed during the three months ended March 31, 2000.


 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PROFESSIONALS GROUP, INC.


DATE:  May 11, 2000                 /s/ John F. Lang
                                    --------------------------------------------
                                    John F. Lang
                                    Vice President, Treasurer and
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
  27                          Financial Data Schedule
