Form 10-Q
period 2000-06-30
PROFESSIONALS GROUP INC
filed 2000-08-10
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the registrant's common stock, no par value per share, as of August 10, 2000 was 8,851,223.

                                TABLE OF CONTENTS


                                                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                         Condensed   Consolidated   Balance   Sheets  at  June  30,         3
                         2000 (Unaudited) and December 31, 1999

                         Condensed  Consolidated  Statements  of  Income  for  the          4
                         Three Months and Six Months Ended June 30, 2000
                         and 1999 (Unaudited)

                         Condensed  Consolidated  Statements of                             5
                         Comprehensive  Income for the Three  Months  and Six
                         Months  Ended June 30,  2000 and 1999 (Unaudited)

                         Condensed  Consolidated  Statements  of Cash  Flows                6
                         for the Six Months Ended June 30, 2000 and 1999
                         (Unaudited)

                          Notes to Condensed Consolidated Financial                        7-9
                          Statements (Unaudited)

           Item 2.    Management's  Discussion  and  Analysis of  Financial               10-17
                      Condition  and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market               17-19
                      Risk

PART II. OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders                   19-20

           Item 6.  Exhibits and Reports on Form 8-K                                        20

           Signatures                                                                       21


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                                   PROFESSIONALS GROUP, INC.
                                        AND SUBSIDIARIES
                             Condensed Consolidated Balance Sheets

                                                               (Unaudited)
                                                                June 30,            December 31,
                          Assets                                 2000                  1999
                          ------                            ---------------       ---------------
                                                              (in thousands, except share data)

Investments:
   Fixed maturities available for sale, at fair value
      (amortized cost:  $748,682 and $750,548)                    $730,863              $731,036
   Equity securities available for sale, at fair value
      (cost:  $2,623 and $3,846)                                     3,015                 4,899
   Short-term investments, at cost                                  40,770                19,633
   Real estate, at cost, net of accumulated depreciation             2,690                 2,700
                                                            ---------------       ---------------
               Total investments                                   777,338               758,268
Cash                                                                 4,774                13,797
Restricted cash                                                      2,070                 2,070
Premiums due from policyholders                                     40,117                34,951
Reinsurance balances                                               185,277               168,100
Accrued investment income                                            9,445                10,087
Deferred federal income taxes                                       56,401                54,161
Property and equipment, at cost, net of
  accumulated depreciation                                          11,909                10,779
Prepaid reinsurance premiums                                         8,678                 6,667
Other assets                                                        14,911                13,209
                                                            ---------------       ---------------
               Total assets                                     $1,110,920            $1,072,089
                                                            ===============       ===============

           Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                      $663,832              $631,981
   Reserve for extended reporting period claims                     27,874                27,674
   Unearned premiums                                                93,270                87,305
   Long-term debt                                                   14,500                17,500
   Excess of net assets acquired over cost                          17,630                18,609
   Accrued expenses and other liabilities                           44,624                48,400
   Minority interest                                                25,636                23,804
                                                            ---------------       ---------------
               Total liabilities                                   887,366               855,273
                                                            ---------------       ---------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                            -                     -
   Common stock, no par value; 25,000,000 shares authorized;
      8,917,810 and 8,997,709 shares issued and
      outstanding in 2000 and 1999, respectively                     8,918                 8,998
   Additional paid-in capital                                       45,499                47,033
   Retained earnings                                               180,612               172,968
   Accumulated other comprehensive income (loss),
      net of deferred federal income taxes                         (11,475)              (12,183)
                                                            ---------------       ---------------
               Total shareholders' equity                          223,554               216,816
                                                            ---------------       ---------------
               Total liabilities and shareholders' equity       $1,110,920            $1,072,089
                                                            ===============       ===============

See accompanying notes to the unaudited condensed consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                                 Three Months Ended                           Six Months Ended
                                                                      June 30,                                    June 30,
                                                         ------------------------------------   ------------------------------------
                                                              2000                 1999                   2000                1999
                                                         ----------------     ---------------   ----------------     ---------------
                                                                               (in thousands, except share data)
Revenues and other income:
   Net premiums written                                          $48,687             $30,895           $116,539             $86,839
   Decrease (increase) in unearned premiums, net of
      prepaid reinsurance premiums                                 7,255               8,950             (3,954)             (8,312)
                                                         ----------------     ---------------   ----------------     ---------------
   Premiums earned, net                                           55,942              39,845            112,585              78,527
   Net investment income                                          11,531               9,387             22,759              18,604
   Net realized investment gains                                     103                 949                152               2,670
   Other                                                           1,289               1,191              2,457               2,238
                                                         ----------------     ---------------   ----------------     ---------------
      Total revenues and other income                             68,865              51,372            137,953             102,039
                                                         ----------------     ---------------   ----------------     ---------------

Expenses:
   Losses and loss adjustment expenses, net                       50,592              31,706            103,706              64,323
   Increase in reserve for extended reporting
      period claims                                                  100                 250                200                 500
   Policy acquisition and other underwriting expenses             11,141              11,731             22,748              19,908
   Interest expense                                                  282                 264                572                 554
   Amortization expense, net                                        (302)                281               (522)                561
   Other                                                             604                 399              1,116                 919
                                                         ----------------     ---------------   ----------------     ---------------
      Total expenses                                              62,417              44,631            127,820              86,765
                                                         ----------------     ---------------   ----------------     ---------------

      Income from operations before federal income
        taxes and minority interest                                6,448               6,741             10,133              15,274

Federal income taxes                                                 620               1,637                520               3,515
                                                         ----------------     ---------------   ----------------     ---------------

      Income before minority interest                              5,828               5,104              9,613              11,759

Minority interest                                                 (1,281)           -                    (1,969)           -
                                                          ----------------     ---------------   ----------------     --------------

      Net income                                                  $4,547              $5,104             $7,644             $11,759
                                                         ================     ===============   ================     ===============


Net income per common share - basic                                $0.51               $0.56              $0.86               $1.28
                                                         ================     ===============   ================     ===============

Net income per common share - assuming dilution                    $0.50               $0.55              $0.84               $1.26
                                                         ================     ===============   ================     ===============

Weighted average shares outstanding - basic                    8,928,559           9,192,803          8,933,360           9,198,566
                                                         ================     ===============   ================     ===============

Weighted average shares outstanding - assuming dilution        9,000,730           9,311,284          9,007,988           9,333,508
                                                         ================     ===============   ================     ===============


See accompanying notes to the unaudited condensed consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
           Condensed Consolidated Statements of Comprehensive Income
                                  (Unaudited)



                                                                              Three Months Ended                 Six Months Ended
                                                                                   June 30,                          June 30,
                                                                          --------------------------     --------------------------
                                                                              2000          1999             2000          1999
                                                                          ------------  ------------     -----------   ------------
                                                                                                (in thousands)
Net income                                                                  $4,547        $5,104           $7,644         $11,759
                                                                          ------------  ------------     ------------   -----------

Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising
   during the period (net of income taxes (benefit) of ($257) and
   ($5,405) for three months in 2000 and 1999, respectively and
    $416 and ($7,899) for six months in 2000 and 1999, respectively)          (499)      (10,492)             808         (15,333)

  Less reclassification adjustment for realized gains
   included in net income (net of income taxes of $35 and
   $323 for three months in 2000 and 1999, respectively and
    $52 and $908 for six months in 2000 and 1999, respectively)                (68)         (626)            (100)         (1,762)
                                                                          ------------  ------------     ------------   -----------
       Other comprehensive income (loss)                                      (567)      (11,118)             708         (17,095)
                                                                          ------------  ------------     ------------   -----------
       Comprehensive income (loss)                                          $3,980       ($6,014)          $8,352         ($5,336)
                                                                          ============  ============     ============   ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

[CAPTION]


                                                                        Six Months Ended June 30,
                                                                      -------------------------------
                                                                         2000               1999
                                                                      ------------       ------------
                                                                              (in thousands)
Net cash provided by operating activities                                 $16,451            $12,263
                                                                      ------------       ------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments               436,224            665,042
   Purchases of short-term investments                                   (456,955)          (698,091)
   Proceeds from maturity of securities available for sale                 15,805                500
   Proceeds from sale of securities available for sale                     95,519            163,714
   Purchases of securities available for sale                            (108,719)          (138,112)
   Purchases of real estate, property and equipment                        (2,132)            (1,290)
   Payment on liability for purchased book of business                     -                    (637)
                                                                      ------------       ------------
      Net cash used in investing activities                               (20,258)            (8,874)
                                                                      ------------       ------------

Cash flows from financing activities:
   Repayment of long-term debt                                             (3,000)            (2,500)
   Book overdrafts                                                         -                     996
   Common stock repurchased                                                (2,216)            (1,494)
   Cash paid for dissenter's rights                                        -                     (26)
                                                                      ------------       ------------
      Net cash used in financing activities                                (5,216)            (3,024)
                                                                      ------------       ------------

Net increase (decrease) in cash                                            (9,023)               365

Cash, beginning of period                                                  13,797                379
                                                                      ------------       ------------

Cash, end of period                                                        $4,774               $744
                                                                      ============       ============

Supplemental schedule of noncash investing and financing activities:
   Issuance of common stock as compensation                                  $602               $541
                                                                      ============       ============


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Group, Inc. ("Professionals Group") is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of ProNational Insurance Company ("ProNational"), a Michigan-domiciled property and casualty insurance company which primarily provides professional liability insurance coverages and services to health care providers. ProNational owns 77% of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded insurance holding company which provides personal auto, homeowners, boat and umbrella coverages primarily for educational employees and their families through MEEMIC Insurance Company ("MEEMIC"), a Michigan-domiciled property and casualty insurance company. Professionals Group and subsidiaries are collectively referred to as "the Company."

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(2)      Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding during each period after giving effect to stock dividends and treasury shares, calculated on a daily basis. The weighted average common shares used for determining basic income per common share were 8,928,559 and 9,192,803 for the three months ended June 30, 2000 and 1999, respectively, and 8,933,360 and 9,198,566 for the six months ended June 30, 2000 and 1999, respectively. The effect of dilutive stock options added 72,171 shares and 118,481 shares for the three months ended June 30, 2000 and 1999, respectively, and 74,628 shares and 134,942 shares for the six months ended June 30, 2000 and 1999, respectively for the computation of diluted income per common share.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(3)      Segment Information

         The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments - professional liability lines property and casualty insurance, personal lines property and casualty insurance, and investment operations. The accounting policies of the segments are the same as those described in the basis of presentation footnote of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:



                                                       Three months ended June 30,              Six months ended June 30,
                                                 --------------------------------------    ------------------------------------
                                                         2000                 1999               2000                1999
                                                 ----------------     -----------------    ---------------    -----------------
                                                                                 (in thousands)

REVENUES:
      Professional liability lines                     $   26,855              $ 28,493           $ 54,895             $ 56,014
      Personal lines                                       29,087                11,900             57,690               23,579
      Investment operations                                11,634                10,336             22,911               21,274
      Corporate and other                                   1,289                   643              2,457                1,172
                                                 -----------------     -----------------    ---------------    -----------------
         Total revenues                                $   68,865              $ 51,372           $137,953             $102,039
                                                 =================     =================    ===============    =================
INCOME (LOSS) BEFORE INCOME TAXES:
      Professional liability lines                     $  (10,977)             $ (6,485)          $(20,999)            $ (9,972)
      Personal lines                                        5,086                 2,988              6,930                4,429
      Investment operations                                11,634                10,336             22,911               21,274
      Corporate and other                                     705                   (98)             1,291                 (457)
                                                 ----------------      -----------------    ---------------    -----------------


         Total income before income taxes              $    6,448              $  6,741           $ 10,133             $ 15,274
                                                 =================     =================    ===============    =================

IDENTIFIABLE ASSETS:
      Property and casualty insurance                  $1,097,650              $902,487
      Corporate and other                                  13,270                 8,320
                                                 -----------------     -----------------

         Total identifiable assets                     $1,110,920              $910,807
                                                 =================     =================


                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)      Acquisition

         On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company ("MEEMIC"). As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation. As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. This acquisition was accounted for as a purchase business combination. The excess of net assets acquired over cost was $19.6 million, and is being amortized on the straight-line method over 10 years. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the six months ended June 30, 1999, as if this acquisition had occurred on January 1, 1999 (in thousands, except per share data):



                                                                         1999
                                                                         ----
         Total revenues                                               $138,126
         Income before extraordinary item                               15,402
         Net income                                                     15,530
         Diluted income per common share before extraordinary item        1.64
         Diluted net income per common share                              1.65

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had this acquisition occurred on January 1, 1999, or of future results of operations of the Company.

(5)      Proposed Business Combination

         On June 22, 2000, Professionals Group entered into a definitive agreement with Medical Assurance, Inc. (NYSE: MAI) to consolidate the two companies. The two parties will form a new holding company, Medical and Professionals Assurance, Inc., making it the nation's third largest writer of liability insurance for health care professionals and facilities. Professionals Group shareholders will receive their choice of $12.00 of cash and $14.00 worth of shares of stock in the new holding company, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in early 2001. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 30, 2000 regarding the agreement and plan of consolidation.

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

Overview:

      Professionals Group is organized and operates principally in the property and casualty insurance industry and has two insurance product segments. The professional liability segment provides insurance coverage and services to health care providers through Professionals Group's wholly owned subsidiary, ProNational Insurance Company. The personal lines segment provides personal auto, homeowners, boat and umbrella coverages primarily for educational employees and their families through Professionals Group's majority owned subsidiary, MEEMIC Holdings, Inc. and MEEMIC Holdings' wholly owned subsidiary, MEEMIC Insurance Company.

      On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership (see also Note 4 to the Company's condensed consolidated financial statements). The transaction was accounted for as a purchase business combination. The three and six month 1999 results attributable to MEEMIC were pursuant to the then existing management services agreement and quota share reinsurance agreement, both of which were terminated on July 1, 1999.

Financial Condition -- June 30, 2000 Compared to December 31, 1999:

      Total assets increased $38.8 million, or 3.6%, to $1,110.9 million at June 30, 2000, compared to $1,072.1 million at December 31, 1999. Invested assets increased 2.5% to $777.3 million, or approximately 70% of the Company's total assets at June 30, 2000. This compares to invested assets of $758.3 million, or approximately 71% of the Company's total assets at December 31, 1999. The increase in invested assets was due primarily to positive cash flows generated by operations. Reinsurance balances have increased due primarily to an increase of medical malpractice business sold at higher limits, resulting in greater reinsurance participation, therefore reinsurance recoverables have continued to increase. Premiums due from policyholders and prepaid reinsurance premiums also increased due primarily to the timing of renewals of ProNational's professional liability business, a significant portion of which renews during the first quarter.

      The Company's investment portfolio continues to be dominated by fixed maturity securities at June 30, 2000, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At June 30, 2000, the fixed maturity portfolio had net unrealized losses of $17.8 million. At December 31, 1999, the fixed maturity portfolio had net unrealized losses of $19.5 million. This change was due primarily to fluctuating bond market values caused by changes in interest rates in the marketplace.

      Loss and loss adjustment expense reserves represented approximately 75% and 74% of the Company's consolidated liabilities at June 30, 2000 and December 31, 1999, respectively. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves within the range of acceptable values periodically estimated by the Company's consulting actuary. The Company's carried reserves are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

      Loss and loss adjustment expense reserves increased $31.8 million, or 5.0%, to $663.8 million at June 30, 2000, from $632.0 million at December 31, 1999. This increase was due primarily to a general increase in professional liability reserves (i.e., new reserves recorded exceeded payments on older reserves) as well as a reduction in the Company's recognition of favorable prior year professional liability reserve development. The reduction in the recognition of favorable prior year development was based on a review of the Company's reserving needs and on medical malpractice trends. The remainder of this increase was due primarily to general allowances for growth in the number of insured vehicles and homeowners policies in force in the Company's personal lines segment.

      The unearned premium reserve increased $6.0 million, or 6.8%, to $93.3 million at June 30, 2000, from $87.3 million at December 31, 1999. The increase was due primarily to the timing of renewals of the Company's professional liability book of business, a significant portion of which renews during the first quarter.

      Shareholders' equity increased $6.7 million, or 3.1%, to $223.5 million at June 30, 2000, compared to $216.8 million at December 31, 1999. The increase in shareholders' equity was due primarily to an increase in accumulated other comprehensive income, consisting of unrealized gains on the investment portfolio of $0.7 million and net income of $7.6 million, which was offset by other decreases in shareholders' equity of $1.6 million (primarily related to the Company's stock repurchase program) during the six month period ended June 30, 2000. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999:

Professional Liability Insurance Operations Segment:

      Professional liability net premiums written were $17.2 million for the three months ended June 30, 2000, a decrease of $2.3 million, or 12.0%, compared to net premiums written of $19.5 million for the three months ended June 30, 1999. The decrease in professional liability net premiums written was mainly due to price increases instituted by the Company (and a resulting decrease in the number of insureds) and as a result of the Company's more selective underwriting practices. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment. Professional liability net premiums earned were $26.8 million for the three months ended June 30, 2000, a decrease of $1.7 million, or 5.7%, compared to $28.5 million for the three months ended June 30, 1999. The decrease in professional liability net premiums earned was also due to the factors mentioned above.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $32.5 million for the three months ended June 30, 2000, an increase of $6.2 million, or 23.3%, compared to $26.3 million for the three months ended June 30, 1999. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 120.9% for the three months ended June 30, 2000, compared to 92.4% for the same period of 1999. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due primarily to an increase in the Florida-related professional liability loss ratio as well as a reduction in the Company's recognition of favorable prior year reserve development (see previous discussion). In addition, reinsurance benefits derived from a stop loss reinsurance contract entered into for the 2000 accident year were $0.9 million lower than the benefits received from the 1999 accident year stop loss reinsurance contract.

      Professional liability policy acquisition and underwriting expenses were $5.3 million for the three months ended June 30, 2000, a decrease of $3.1 million, or 36.4%, compared to policy acquisition and underwriting expenses of $8.4 million for the same period of 1999. As a percentage of premiums earned, the underwriting expense ratio decreased to 20.0% for the three months ended June 30, 2000, from 29.6% for the same period of 1999. This decrease was due primarily to $2.0 million in severance expenses incurred during the three months ended June 30, 1999 in connection with the resignation of three executives. Policy acquisition costs have also decreased in 2000 due to the reduction of written premiums.

Personal Lines Insurance Operations Segment:

      Personal lines net premiums written were $31.5 million for the three months ended June 30, 2000, an increase of $20.2 million, or 177.4%, compared to net premiums written of $11.3 million for the three months ended June 30, 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). Personal lines net premiums earned were $29.1 million for the three months ended June 30, 2000, an increase of $17.8 million, or 156.2%, compared to net premiums earned of $11.3 million for the three months ended June 30, 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in both net premiums written and net premiums earned was due to the July 1, 1999 acquisition of MEEMIC Holdings.

      Personal lines insurance incurred losses and loss adjustment expenses totaled $18.2 million for the three months ended June 30, 2000, an increase of $12.6 million, or 224.4%, compared to $5.6 million for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in incurred losses and loss adjustment expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio increased to 62.7% for the three months ended June 30, 2000, compared to 49.5% for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The personal lines insurance incurred loss and loss adjustment expense ratio benefited from favorable weather conditions in both 2000 and 1999.

      Personal lines policy acquisition and underwriting expenses were $5.8 million for the three months ended June 30, 2000, an increase of $2.5 million, or 75.3%, compared to policy acquisition and underwriting expenses of $3.3 million for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in policy acquisition and underwriting expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings.

General Insurance Operations:

      Net investment income, excluding net realized investment gains, was $11.5 million for the three months ended June 30, 2000, an increase of $2.1 million, or 22.8%, compared to net investment income of $9.4 million for the three months ended June 30, 1999. The increase reflects the addition of MEEMIC's investment portfolio as of July 1, 1999. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.1% and 6.8% as of June 30, 2000 and 1999, respectively. Net realized investment gains were $0.1 million and $0.9 million during the three month periods ended June 30, 2000 and 1999, respectively. Interest expense was $0.3 million during both three month periods ended June 30, 2000 and 1999. See "Liquidity and Capital Resources."

      The Company recorded $0.6 million of federal income tax expense for the three months ended June 30, 2000, compared to $1.6 million in federal income tax expense during the same period in 1999. The effective tax rate was 9.6% for the three months ended June 30, 2000, compared to 24.3% for the three months ended June 30, 1999. The decrease in the effective tax rate was due primarily to the large amount of tax exempt income included in the Company's pretax income during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

      Net income for the three months ended June 30, 2000 was $4.5 million, or $0.50 per diluted share on revenues of $68.9 million. This compares to net income of $5.1 million, or $0.55 per diluted share on revenues of $51.4 million, for the three months ended June 30, 1999. The reduction in earnings was primarily attributable to the deterioration in the professional liability loss and loss adjustment expense ratio, as discussed previously, which was partially offset by an increase in earnings from the personal lines segment. Net income has also been reduced to reflect the 23% minority interest of MEEMIC Holdings not owned by Professionals Group.

Results of Operations - Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999:

Professional Liability Insurance Operations Segment:

      Professional liability net premiums written were $57.1 million for the six months ended June 30, 2000, a decrease of $7.2 million, or 11.2%, compared to net premiums written of $64.3 million for the six months ended June 30, 1999. The decrease in professional liability net premiums written was mainly due to price increases instituted by the Company (and a resulting decrease in the number of insureds) and as a result of the Company's more selective underwriting practices. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment. Professional liability net premiums earned were $54.9 million for the six months ended June 30, 2000, a decrease of $1.1 million, or 2.0%, compared to $56.0 million for the six months ended June 30, 1999. The decrease in professional liability net premiums earned was also due to the factors mentioned above.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $65.6 million for the six months ended June 30, 2000, an increase of $13.2 million, or 25.1%, compared to $52.4 million for the six months ended June 30, 1999. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 119.5% for the six months ended June 30, 2000, compared to 93.6% for the same period of 1999. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due primarily to an increase in the Florida-related professional liability loss ratio as well as a reduction in the Company's recognition of favorable prior year reserve development (see previous discussion). In addition, reinsurance benefits derived from a stop loss reinsurance contract entered into for the 2000 accident year were $1.6 million lower than the benefits received from the 1999 accident year stop loss reinsurance contract.

      Professional liability policy acquisition and underwriting expenses were $10.3 million for the six months ended June 30, 2000, a decrease of $2.9 million, or 21.6%, compared to policy acquisition and underwriting expenses of $13.2 million for the same period of 1999. As a percentage of premiums earned, the underwriting expense ratio decreased to 18.8% for the six months ended June 30, 2000, from 23.5% for the same period of 1999. This decrease was due primarily to $2.0 million in severance expenses incurred during the six months ended June 30, 1999 in connection with the resignation of three executives. Policy acquisition costs have also decreased in 2000 due to the reduction of written premiums.

Personal Lines Insurance Operations Segment:

      Personal lines net premiums written were $59.4 million for the six months ended June 30, 2000, an increase of $36.9 million, or 164.0%, compared to net premiums written of $22.5 million for the six months ended June 30, 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). Personal lines net premiums earned were $57.7 million for the six months ended June 30, 2000, an increase of $35.2 million, or 156.3%, compared to net premiums earned of $22.5 million for the six months ended June 30, 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in both net premiums written and net premiums earned was due to the July 1, 1999 acquisition of MEEMIC Holdings.

      Personal lines insurance incurred losses and loss adjustment expenses totaled $38.3 million for the six months ended June 30, 2000, an increase of $25.9 million, or 209.2%, compared to $12.4 million for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in incurred losses and loss adjustment expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio increased to 66.4% for the six months ended June 30, 2000, compared to 55.1% for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The personal lines insurance incurred loss and loss adjustment expense ratio benefited from favorable weather conditions in both 2000 and 1999.

      Personal lines policy acquisition and underwriting expenses were $12.4 million for the six months ended June 30, 2000, an increase of $5.7 million, or 84.1%, compared to policy acquisition and underwriting expenses of $6.7 million for the same period of 1999 (pursuant to the then existing quota share reinsurance relationship with MEEMIC). The increase in policy acquisition and underwriting expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings.

General Insurance Operations:

      Net investment income, excluding net realized investment gains, was $22.8 million for the six months ended June 30, 2000, an increase of $4.2 million, or 22.3%, compared to net investment income of $18.6 million for the six months ended June 30, 1999. The increase reflects the addition of MEEMIC's investment portfolio as of July 1, 1999. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.1% and 6.8% as of June 30, 2000 and 1999, respectively. Net realized investment gains were $0.2 million and $2.7 million during the six month periods ended June 30, 2000 and 1999, respectively. Interest expense was $0.6 million during both six month periods ended June 30, 2000 and 1999. See "Liquidity and Capital Resources."

      The Company recorded $0.5 million of federal income tax expense for the six months ended June 30, 2000, compared to $3.5 million in federal income tax expense during the same period in 1999. The effective tax rate was 5.1% for the six months ended June 30, 2000, compared to 23.0% for the six months ended June 30, 1999. The decrease in the effective tax rate was due primarily to the large amount of tax exempt income included in the Company's pretax income during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

      Net income for the six months ended June 30, 2000 was $7.6 million, or $0.84 per diluted share on revenues of $138.0 million. This compares to net income of $11.8 million, or $1.26 per diluted share on revenues of $102.0 million, for the six months ended June 30, 1999. The reduction in earnings was primarily attributable to the deterioration in the professional liability loss and loss adjustment expense ratio, as discussed previously, which was partially offset by an increase in earnings from the personal lines segment. Net income has also been reduced to reflect the 23% minority interest of MEEMIC Holdings not owned by Professionals Group.

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

      The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the six month periods ended June 30, 2000 or 1999. As of June 30, 2000, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund its commitments for capital expenditures.

      Professionals Group has an unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (7.15% at June 30, 2000), and payable quarterly (the "Credit Agreement"). As of June 30, 2000, the outstanding principal balance was $14.5 million. The remaining principal payments are due on April 30, as follows: 2001 - $3.0 million; 2002 - $3.5 million; 2003 - $3.5 million; and 2004 - $4.5 million. The Company paid the $3.0 million principal amount due on April 30, 2000.

      The Credit Agreement prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). The Credit Agreement also requires the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at June 30, 2000.

      On April 14, 1999, Professionals Group's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's common stock. On December 11, 1999, the Board of Directors approved an increase in the number of shares available to be repurchased to 440,000 shares. This increase was approved to reflect the additional shares outstanding due to the 10% stock dividend declared on November 15, 1999. The Board also extended the stock repurchase program from April 28, 2000 to September 30, 2000. The Company repurchased 95,435 shares under this plan at a total cost of $2.2 million during the six months ended June 30, 2000. As of June 30, 2000, 104,917 shares were available to be repurchased under this program; and the Company did repurchase all of such shares for $2.5 million and completed the stock repurchase program on July 13, 2000.

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

      On June 22, 2000, Professionals Group entered into a definitive agreement with Medical Assurance, Inc. (NYSE: MAI) to consolidate the two companies. The two parties will form a new holding company, Medical and Professionals Assurance, Inc., making it the nation's third largest writer of liability insurance for health care professionals and facilities. Professionals Group shareholders will receive their choice of $12.00 of cash and $14.00 worth of shares of stock in the new holding company, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in early 2001. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 30, 2000 regarding the agreement and plan of consolidation. It is currently anticipated that the cash payable to shareholders of Professionals Group will be financed from cash on hand and/or privately placed indebtedness.

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

      As of June 30, 2000, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds.

Qualitative Information About Market Risk:

      Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed maturity portfolio is interest rate risk, which is managed somewhat by limiting the duration of ProNational's portfolio to a defined range of 3.5 to 5.5 years and limiting the duration of MEEMIC's portfolio to a maximum of 300% of the duration of MEEMIC's liabilities. The distribution of maturities and sector concentrations is monitored on a regular basis. Equity securities (common stocks), which generally have greater risk and volatility of market value, are not significant to the Company's overall investment portfolio; therefore, exposure to equity price risk is not significant. However, market values of equity securities are monitored regularly.

      The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at June 30, 2000 were deemed to be temporary.

      The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

      Financial instruments subject to interest rate risk as of June 30, 2000 and December 31, 1999 were as follows:


                                                                                Market Value
                                            -------------------------------------------------------------------------------------
                                              -200 bps           -100 bps                           +100 bps         +200 bps
                                               Change             Change           Actual            Change           Change
                                            -------------------------------------------------------------------------------------
                                                                               (in thousands)

Total portfolio value at June 30, 2000           $839,291          $805,230          $771,633         $738,790          $707,757
                                            ==============     =============    ==============    =============    ==============

Total portfolio value at
December 31, 1999                                $797,240          $774,165          $750,669         $727,237          $704,158
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

      Financial instruments subject to equity market risk as of June 30, 2000 and December 31, 1999 were as follows:


                                                                                    Hypothetical Market
                                                                  Actual                   Changes
                                                                  Market        ------------------------------
                                                                   Value             +10%             -10%
                                                               ------------     -------------    -------------
                                                                               (in thousands)

      Common stocks at June 30, 2000                                $3,015          $3,317           $2,714
                                                               ============     =============    =============

      Common stocks at December 31, 1999                            $4,899          $5,389           $4,409
                                                               ============     =============    =============

      The table above summarizes the Company's equity price risk as of June 30, 2000 and December 31, 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of June 30, 2000 and December 31, 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

      The Company generally does not invest in equity securities for trading purposes. As of June 30, 2000 and December 31, 1999, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 24, 2000, at the 2000 Annual Meeting of Stockholders of Professionals Group, Inc., the stockholders elected Victor T. Adamo, Esq., Eliot
H. Berg, M.D., Joseph C. Cauthen, M.D., and John F. Dodge, Jr., Esq. to the Professionals Group Board for three year terms expiring in the year 2003 and upon the re-election and qualification of their respective successors or upon their earlier resignation or removal. The stockholders also elected H. Harvey Gass, M.D. to the Professionals Group Board for a two year term expiring in the year 2002 and upon the re-election and qualification of his successor or upon his earlier resignation or removal. The stockholders also elected Isaac J. Powell, M.D. to the Professionals Group Board for a one year term expiring in the year 2001 and upon the re-election and qualification of his successor or upon his earlier resignation or removal.

     The vote of shareholders with respect to the election of directors was as follows: Victor T. Adamo, Esq. received 5,536,159 shares for election and 79,636 shares were withheld; Eliot H. Berg, M.D. received 5,528,289 shares for election and 87,506 shares were withheld; Joseph C. Cauthen, M.D. received 5,531,226 shares for election and 84,569 shares were withheld; John F. Dodge, Jr., Esq. received 5,533,958 shares for election and 81,837 shares were withheld; H. Harvey Gass, M.D. received 5,501,398 shares for election and 114,397 shares were withheld; and Isaac J. Powell, M.D. received 5,529,033 shares for election and 86,762 shares were withheld.

     In addition, incumbent directors R. Kevin Clinton, Ann F. Putallaz, Ph.D., Richard P. Horsch, M.D., William H. Woodhams, M.D. and Donald S. Young, Esq., continued in office.

      The above matters are more fully described in Professionals Group's Proxy Statement dated April 12, 2000.

Item 6.   Exhibits and Reports on Form 8-K

      (a)         Exhibits.


         Item 601
      Regulation S-K
     Exhibit Reference
         Number              Exhibit Description
      ---------------        -------------------

        (10) (a) Severance Agreement dated May 4, 2000 between the registrant and Victor T. Adamo.*

        (10) (b)             Form of Consulting,  Confidentiality  and NonCompetition
                             Agreement dated April 24, 2000 between the registrant, certain of the registrants directors and other consultants.*

        (11)                 No  statement  re:  computation  of per share earnings is required to be filed  because  the  computations  can be  clearly  determined from  the materials contained herein.

        (27)                 Financial Data Schedule of registrant.*

      --------------------------

      *  Filed herewith.

      (b)        Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated June 22, 2000 disclosing under Item 5 (Other Events) of Form 8-K the Company's entering into a definitive agreement to consolidate with Medical Assurance, Inc. (NYSE: MAI).

            No other reports were filed during the three months ended June 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PROFESSIONALS GROUP, INC.


DATE:  August 10, 2000         /s/ John F. Lang
                               -------------------------------------------------
                               John F. Lang
                               Vice President, Treasurer and
                               Chief Financial Officer (Principal Financial
                               Officer and Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
(10)(a)                  Severance Agreement dated May 4, 2000 between the
                         registrant and Victor T. Adamo.*

(10)(b)                  Form of Consulting, Confidentiality and NonCompetition
                         Agreement dated April 24, 2000 between the registrant, certain of the registrants directors and other consultants.*

 (27)                    Financial Data Schedule of registrant.*