Form 10-Q
period 2000-09-30
PROFESSIONALS GROUP INC
filed 2000-11-13
CIK 1011736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the registrant's common stock, no par value per share, as of November 10, 2000 was 8,851,223.

                                TABLE OF CONTENTS

                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 2000        3
                  (Unaudited) and December 31, 1999

                  Condensed Consolidated Statements of Income for the Three          4
                  Months and Nine Months Ended September 30, 2000 and 1999
                  (Unaudited)

                  Condensed Consolidated Statements of Comprehensive Income for      5
                  the Three Months and Nine Months Ended September 30, 2000 and
                  1999 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Nine       6
                  Months Ended September 30, 2000 and 1999 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements              7-9
                  (Unaudited)

          Item 2. Management's Discussion and Analysis of Financial Condition      10-17
                  and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About Market Risk       17-19

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                  20

          Signatures                                                                 20

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                      (Unaudited)
                                                                     September 30,      December 31,
                                  Assets                                 2000              1999
                                                                     -----------        -----------
Investments:                                                        (in thousands, except share data)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $750,856 and $750,548)                       $   742,755        $   731,036
   Equity securities available for sale, at fair value
      (cost:  $2,623 and $3,846)                                           3,055              4,899
   Short-term investments, at cost                                        28,199             19,633
   Real estate, at cost, net of accumulated depreciation                   2,685              2,700
                                                                     -----------        -----------
               Total investments                                         776,694            758,268
Cash                                                                       6,515             13,797
Restricted cash                                                            2,070              2,070
Premiums due from policyholders                                           46,055             34,951
Reinsurance balances                                                     205,345            168,100
Accrued investment income                                                  9,413             10,087
Deferred federal income taxes                                             52,880             54,161
Property and equipment, at cost, net of
  accumulated depreciation                                                11,519             10,779
Prepaid reinsurance premiums                                               8,530              6,667
Other assets                                                              17,501             13,209
                                                                     -----------        -----------
               Total assets                                          $ 1,136,522        $ 1,072,089
                                                                     ===========        ===========

                   Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                         $   686,217        $   631,981
   Reserve for extended reporting period claims                           27,974             27,674
   Unearned premiums                                                     100,991             87,305
   Long-term debt                                                         14,500             17,500
   Excess of net assets acquired over cost                                17,140             18,609
   Accrued expenses and other liabilities                                 39,014             48,400
   Minority interest                                                      19,802             23,804
                                                                     -----------        -----------
               Total liabilities                                         905,638            855,273
                                                                     -----------        -----------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                      --                 --
   Common stock, no par value; 25,000,000 shares authorized;
      8,851,223 and 8,997,709 shares issued and
      outstanding in 2000 and 1999, respectively                           8,851              8,998
   Additional paid-in capital                                             43,345             47,033
   Retained earnings                                                     183,741            172,968
   Accumulated other comprehensive income (loss),
      net of deferred federal income taxes                                (5,053)           (12,183)
                                                                     -----------        -----------
               Total shareholders' equity                                230,884            216,816
                                                                     -----------        -----------
               Total liabilities and shareholders' equity            $ 1,136,522        $ 1,072,089
                                                                     ===========        ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                        September 30,
                                                              ------------------------------        ------------------------------
                                                                 2000                1999              2000               1999
                                                              -----------        -----------        -----------        -----------
Revenues and other income:                                                  (in thousands, except share data)
   Net premiums written                                       $    65,523        $    62,753        $   182,063        $   149,592
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                 (7,869)            (4,675)           (11,824)           (12,987)
                                                              -----------        -----------        -----------        -----------
   Premiums earned, net                                            57,654             58,078            170,239            136,605
   Net investment income                                           11,649             11,504             34,408             30,108
   Net realized investment gains (losses)                            (362)               (81)              (210)             2,588
   Other                                                              765                776              3,222              3,014
                                                              -----------        -----------        -----------        -----------
      Total revenues and other income                              69,706             70,277            207,659            172,315
                                                              -----------        -----------        -----------        -----------

Expenses:
   Losses and loss adjustment expenses, net                        51,213             45,360            154,919            109,682
   Increase in reserve for extended reporting
      period claims                                                   100                250                300                750
   Policy acquisition and other underwriting expenses              13,410             13,376             36,158             33,284
   Interest expense                                                   265                254                837                808
   Amortization expense, net                                         (302)              (209)              (824)               352
   Other                                                              515                477              1,631              1,397
                                                              -----------        -----------        -----------        -----------
      Total expenses                                               65,201             59,508            193,021            146,273
                                                              -----------        -----------        -----------        -----------

      Income from operations before federal income
        taxes, minority interest and extraordinary item             4,505             10,769             14,638             26,042

Federal income taxes                                                  249              3,014                769              6,528
                                                              -----------        -----------        -----------        -----------
      Income before minority interest and
        extraordinary item                                          4,256              7,755             13,869             19,514

Minority interest                                                  (1,127)            (1,280)            (3,096)            (1,280)
                                                              -----------        -----------        -----------        -----------

      Income before extraordinary item                              3,129              6,475             10,773             18,234

Extraordinary item - gain on early extinguishment
  of debt, net of taxes of $681                                      --                1,322               --                1,322
                                                              -----------        -----------        -----------        -----------

      Net income                                              $     3,129        $     7,797        $    10,773        $    19,556
                                                              ===========        ===========        ===========        ===========


Net income per common share - basic:
  Income before extraordinary item                            $      0.35        $      0.71        $      1.21        $      1.99
  Income from extraordinary item                                     --                 0.14               --                 0.14
                                                              -----------        -----------        -----------        -----------
    Net income per common share - basic                       $      0.35        $      0.85        $      1.21        $      2.13
                                                              ===========        ===========        ===========        ===========

Net income per common share - assuming dilution:
  Income before extraordinary item                            $      0.34        $      0.69        $      1.18        $      1.94
  Income from extraordinary item                                     --                 0.14               --                 0.14
                                                              --------------------------------------------------------------------
    Net income per common share - assuming dilution           $      0.34        $      0.83        $      1.18        $      2.08
                                                              ====================================================================

Weighted average shares outstanding - basic                     8,859,098          9,138,349          8,908,425          9,178,274
                                                              ===========        ===========        ===========        ===========

Weighted average shares outstanding - assuming dilution         8,968,170          9,224,340          8,994,535          9,296,898
                                                              ===========        ===========        ===========        ===========


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                 AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                 Three Months Ended            Nine Months Ended
                                                                                    September 30,                 September 30,
                                                                               -----------------------      -----------------------
                                                                                 2000           1999          2000           1999
                                                                               --------       --------      --------       --------
                                                                                      (In thousands)

Net income                                                                     $  3,129       $  7,797      $ 10,773       $ 19,556
                                                                               --------       --------      --------       --------

Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising
    during the period (net of income taxes (benefit) of $3,185 and
    ($2,128) for three months in 2000 and 1999, respectively and
    $3,601 and ($10,027) for nine months in 2000 and 1999, respectively)          6,183         (4,130)        6,991        (19,464)

  Less reclassification adjustment for realized (gains) losses included in net income (net of income taxes (benefit) of ($123) and
    ($28) for three months in 2000 and 1999, respectively and
    ($71) and $880 for nine months in 2000 and 1999, respectively)                  239             53           139         (1,708)
                                                                               --------       --------      --------       --------
          Other comprehensive income (loss)                                       6,422         (4,077)        7,130        (21,172)
                                                                               --------       --------      --------       --------

          Comprehensive income (loss)                                          $  9,551       $  3,720      $ 17,903       $ (1,616)
                                                                               ========       ========      ========       ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                           PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                               2000                   1999
                                                                            ---------              ---------
                                                                                      (in thousands)
Net cash provided by operating activities                                   $  11,136              $  28,396
                                                                            ---------              ---------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                   560,216                838,472
   Purchases of short-term investments                                       (568,101)              (838,962)
   Proceeds from maturity of securities available for sale                     24,435                  3,556
   Proceeds from sale of securities available for sale                        133,739                220,834
   Purchases of securities available for sale                                (158,567)              (237,933)
   Purchases of real estate, property and equipment                            (2,384)                (1,576)
   Cash acquired in excess of cash paid related to MEEMIC acquisition            --                   20,338
   Payment on liability for purchased book of business                           --                     (637)
                                                                            ---------              ---------
      Net cash provided by (used in) investing activities                     (10,662)                 4,092
                                                                            ---------              ---------

Cash flows from financing activities:
   Repayment of long-term debt                                                 (3,000)                (2,500)
   Common stock repurchased                                                    (4,730)                (4,330)
   Repayment of payable related to an acquisition                                 (26)               (12,502)
   Cash paid for dissenter's rights                                              --                      (26)
                                                                            ---------              ---------
      Net cash used in financing activities                                    (7,756)               (19,358)
                                                                            ---------              ---------

Net increase (decrease) in cash                                                (7,282)                13,130

Cash, beginning of period                                                      13,797                    379
                                                                            ---------              ---------

Cash, end of period                                                         $   6,515              $  13,509
                                                                            =========              =========

Supplemental schedule of noncash investing and financing activities:
   Issuance of common stock as compensation                                 $     895              $     727
                                                                            =========              =========
   Exchange of assets for ownership interest in MEEMIC                           --                $  23,022
                                                                            =========              =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)   Basis of Presentation

      Professionals Group, Inc. ("Professionals Group") is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of ProNational Insurance Company ("ProNational"), a Michigan-domiciled property and casualty insurance company which primarily provides professional liability insurance coverages and services to health care providers. As of September 30, 2000, ProNational owns 82.5% of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded insurance holding company which provides personal auto, homeowners, boat and umbrella coverages primarily for educational employees and their families through MEEMIC Insurance Company ("MEEMIC"), a Michigan-domiciled property and casualty insurance company. Professionals Group and subsidiaries are collectively referred to as "the Company."

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(2)   Net Income Per Share

      Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding during each period after giving effect to stock dividends and treasury shares, calculated on a daily basis. The weighted average common shares used for determining basic income per common share were 8,859,098 and 9,138,349 for the three months ended September 30, 2000 and 1999, respectively, and 8,908,425 and 9,178,274 for the nine months ended September 30, 2000 and 1999, respectively. The effect of dilutive stock options added 109,072 shares and 85,991 shares for the three months ended September 30, 2000 and 1999, respectively, and 86,110 shares and 118,624 shares for the nine months ended September 30, 2000 and 1999, respectively for the computation of diluted income per common share.

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


                                                  Three months ended                     Nine months ended
                                                     September 30,                          September 30,
                                            ------------------------------        ------------------------------
                                               2000               1999                2000               1999
                                            -----------        -----------        -----------        -----------
                                                                       (in thousands)

REVENUES:
   Professional liability lines             $    27,491        $    28,543        $    82,386        $    84,557
   Personal lines                                30,163             29,535             87,853             52,048
   Investment operations                         11,287             11,423             34,198             32,696
   Corporate and other                              765                776              3,222              3,014
                                            -----------        -----------        -----------        -----------
     Total revenues                         $    69,706        $    70,277        $   207,659        $   172,315
                                            ===========        ===========        ===========        ===========

INCOME (LOSS) BEFORE INCOME TAXES:
   Professional liability lines             $   (12,130)       $    (2,942)       $   (33,129)       $   (12,914)
   Personal lines                                 5,061              2,440             11,991              5,803
   Investment operations                         11,287             11,423             34,198             32,696
   Corporate and other                              287               (152)             1,578                457
                                            -----------        -----------        -----------        -----------

     Total income before income taxes       $     4,505        $    10,769        $    14,638        $    26,042
                                            ===========        ===========        ===========        ===========

IDENTIFIABLE ASSETS:
   Property and casualty insurance          $ 1,128,951        $ 1,097,762
   Corporate and other                            7,571              7,416
                                            -----------        -----------
     Total identifiable assets              $ 1,136,522        $ 1,105,178
                                            ===========        ===========

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)   Acquisition

      On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company ("MEEMIC"). As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation. As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. This acquisition was accounted for as a purchase business combination. The excess of net assets acquired over cost was $19.6 million, and is being amortized on the straight-line method over 10 years. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the nine months ended September 30, 1999, as if this acquisition had occurred on January 1, 1999 (in thousands, except per share data):

      Total revenues                                              $208,403
      Income before extraordinary item                              21,547
      Net income                                                    22,996
      Diluted income per common share before extraordinary item       2.30
      Diluted net income per common share                             2.45

      These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had this acquisition occurred on January 1, 1999, or of future results of operations of the Company.

(5)   Proposed Business Combination

      On June 22, 2000, Professionals Group entered into a definitive agreement with Medical Assurance, Inc. (NYSE: MAI) to consolidate the two companies. The two parties will form a new holding company, ProAssurance Corporation ("ProAssurance"), making it the nation's third largest writer of liability insurance for health care professionals and facilities. Professionals Group shareholders will receive their choice of either $12.00 in cash and shares of ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in early 2001. ProAssurance filed a Form S-4 Registration Statement with the Securities and Exchange Commission on November 6, 2000 regarding the transactions contemplated by the agreement and plan of consolidation.

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

      On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership (see also Note 4 to the Company's condensed consolidated financial statements), at which time, both the then existing management services agreement and quota share reinsurance agreement were terminated. The transaction was accounted for as a purchase business combination.

Financial Condition -- September 30, 2000 Compared to December 31, 1999:

      Total assets increased $64.4 million, or 6.0%, to $1,136.5 million at September 30, 2000, compared to $1,072.1 million at December 31, 1999. Invested assets increased 2.4% to $776.7 million, or approximately 68% of the Company's total assets at September 30, 2000. This compares to invested assets of $758.3 million, or approximately 71% of the Company's total assets at December 31, 1999. The increase in invested assets was due primarily to positive cash flows generated by operations. Reinsurance balances have increased due primarily to an increase of medical malpractice business sold at higher limits, resulting in greater reinsurance participation, therefore reinsurance recoverables have continued to increase. Premiums due from policyholders and prepaid reinsurance premiums also increased due primarily to the timing of renewals of ProNational's professional liability business, a significant portion of which renews during the first and third quarters.

      The Company's investment portfolio continues to be dominated by fixed maturity securities at September 30, 2000, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At September 30, 2000, the fixed maturity portfolio had net unrealized losses of $8.1 million. At December 31, 1999, the fixed maturity portfolio had net unrealized losses of $19.5 million. This change was due primarily to fluctuating bond market values caused by changes in interest rates in the marketplace.

      Loss and loss adjustment expense reserves represented approximately 76% and 74% of the Company's consolidated liabilities at September 30, 2000 and December 31, 1999, respectively. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves within the range of acceptable values periodically estimated by the Company's consulting actuary. The Company's carried reserves are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

      Loss and loss adjustment expense reserves increased $54.2 million, or 8.6%, to $686.2 million at September 30, 2000, from $632.0 million at December 31, 1999. This increase was due primarily to a general increase in professional liability reserves (i.e., new reserves recorded exceeded payments on older reserves) as well as a reduction in the Company's recognition of favorable prior year professional liability reserve development. The reduction in the recognition of favorable prior year development was based on a review of the Company's reserving needs and on medical malpractice trends. The remainder of this increase was due primarily to general allowances for growth in the number of insured vehicles and homeowners policies in force in the Company's personal lines segment.

      The unearned premium reserve increased $13.7 million, or 15.7%, to $101.0 million at September 30, 2000, from $87.3 million at December 31, 1999. The increase was due primarily to the timing of renewals of the Company's professional liability book of business, a significant portion of which renews during the first and third quarters.

      Shareholders' equity increased $14.1 million, or 6.5%, to $230.9 million at September 30, 2000, compared to $216.8 million at December 31, 1999. The increase in shareholders' equity was due primarily to an increase in accumulated other comprehensive income, consisting of unrealized gains on the investment portfolio of $7.1 million and net income of $10.8 million, which was offset by other decreases in shareholders' equity of $3.8 million (primarily related to the Company's stock repurchase program) during the nine month period ended September 30, 2000. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations - Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999:

Professional Liability Insurance Operations Segment:

      Professional liability net premiums written were $34.1 million for the three months ended September 30, 2000, an increase of $1.8 million, or 5.5%, compared to net premiums written of $32.3 million for the three months ended September 30, 1999. The increase in professional liability net premiums written was mainly due to price increases instituted by the Company which was offset somewhat by the Company's more selective underwriting practices. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment. Professional liability net premiums earned were $27.5 million for the three months ended September 30, 2000, a decrease of $1.0 million, or 3.7%, compared to $28.5 million for the three months ended September 30, 1999. The decrease in professional liability net premiums earned occurred because the rate increases mentioned above will be earned over a one-year period instead of being reflected immediately as is the case with written premiums.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $33.9 million for the three months ended September 30, 2000, an increase of $8.7 million, or 34.5%, compared to $25.2 million for the three months ended September 30, 1999. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 123.4% for the three months ended September 30, 2000, compared to 88.3% for the same period of 1999. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due primarily to an increase in the Florida-related professional liability loss ratio caused by an increase in claims costs, as well as a reduction in the Company's recognition of favorable prior year reserve development (see previous discussion). In addition, reinsurance benefits derived from a stop loss reinsurance contract entered into for the 2000 accident year were $1.1 million lower than the benefits received during the same period of 1999 caused by less favorable reinsurance terms.

      Professional liability policy acquisition and underwriting expenses were $5.7 million for the three months ended September 30, 2000, a decrease of $1.0 million, or 14.6%, compared to policy acquisition and underwriting expenses of $6.7 million for the same period of 1999. As a percentage of premiums earned, the underwriting expense ratio decreased to 20.7% for the three months ended September 30, 2000, from 23.4% for the same period of 1999. This decrease was due primarily to a reduction in salaries and policy acquisition costs in 2000 caused by a lower number of employees compared to the same period of 1999.

Personal Lines Insurance Operations Segment:

      Personal lines net premiums written were $31.4 million for the three months ended September 30, 2000, an increase of $1.0 million, or 3.3%, compared to net premiums written of $30.4 million for the three months ended September 30, 1999. Personal lines net premiums earned were $30.2 million for the three months ended September 30, 2000, an increase of $0.7 million, or 2.1%, compared to net premiums earned of $29.5 million for the three months ended September 30, 1999. The increase in both personal lines net premiums written and net premiums earned was due to an increase in the number of policyholders and an increase in the value of autos and homes being insured.

      Personal lines insurance incurred losses and loss adjustment expenses totaled $17.4 million for the three months ended September 30, 2000, a decrease of $3.0 million, or 14.7%, compared to $20.4 million for the same period of 1999. The decrease in incurred losses and loss adjustment expenses was due to continued favorable loss experience during the current accident year and the reduction of $1.6 million of prior accident years' auto liability reserves. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio decreased to 57.7% for the three months ended September 30, 2000, compared to 69.1% for the same period of 1999. The decrease in the personal lines insurance incurred loss and loss adjustment expense ratio was also due to the factors mentioned above.

      Personal lines policy acquisition and underwriting expenses were $7.7 million for the three months ended September 30, 2000, an increase of $1.0 million, or 15.1%, compared to policy acquisition and underwriting expenses of $6.7 million for the same period of 1999. As a percentage of premiums earned, the underwriting expense ratio increased to 25.6% for the three months ended September 30, 2000, from 22.7% for the same period of 1999. The increase in policy acquisition and underwriting expenses and the underwriting expense ratio was due to consulting fees related to MEEMIC's increased investments in technology and increases in statutory assessments and employee incentive programs.

General Insurance Operations:

      Net investment income, excluding net realized investment gains, was $11.6 million for the three months ended September 30, 2000, an increase of $0.1 million, or 1.3%, compared to net investment income of $11.5 million for the three months ended September 30, 1999. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.4% and 6.8% as of September 30, 2000 and 1999, respectively. Net realized investment losses were $0.4 million and $0.1 million during the three month periods ended September 30, 2000 and 1999, respectively. Interest expense was $0.3 million during both three month periods ended September 30, 2000 and 1999. See "Liquidity and Capital Resources."

      The Company recorded $0.3 million of federal income tax expense for the three months ended September 30, 2000, compared to $3.0 million in federal income tax expense during the same period in 1999. The effective tax rate was 5.5% for the three months ended September 30, 2000, compared to 28.0% for the three months ended September 30, 1999. The decrease in the effective tax rate was due primarily to the large amount of tax exempt income included in the Company's pretax income during the three months ended September 30, 2000 compared to the same period of 1999.

      Net income for the three months ended September 30, 2000 was $3.1 million, or $0.34 per diluted share on revenues of $69.7 million. This compares to net income of $7.8 million, or $0.83 per diluted share on revenues of $70.3 million, for the three months ended September 30, 1999. The reduction in earnings was primarily attributable to the deterioration in the professional liability loss and loss adjustment expense ratio, as discussed previously, which was partially offset by an increase in earnings from the personal lines segment. The 1999 results also include a one-time $1.3 million gain on early extinguishment of debt due to MEEMIC's conversion to a stock company. Net income has also been reduced to reflect the 17.5% and 23% minority interest of MEEMIC Holdings not owned by Professionals Group during the three month periods ended September 30, 2000 and 1999, respectively.

Results of Operations - Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999:

Professional Liability Insurance Operations Segment:

      Professional liability net premiums written were $91.3 million for the nine months ended September 30, 2000, a decrease of $5.4 million, or 5.6%, compared to net premiums written of $96.7 million for the nine months ended September 30, 1999. The decrease in professional liability net premiums written was mainly due to price increases instituted by the Company which was offset by:
(i) the anticipated decrease in the number of policyholders caused by the rate increases and (ii) the Company's more selective underwriting practices. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment. Professional liability net premiums earned were $82.4 million for the nine months ended September 30, 2000, a decrease of $2.2 million, or 2.6%, compared to $84.6 million for the nine months ended September 30, 1999. The decrease in professional liability net premiums earned was also due to the factors mentioned above.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $99.5 million for the nine months ended September 30, 2000, an increase of $21.9 million, or 28.1%, compared to $77.6 million for the nine months ended September 30, 1999. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 120.8% for the nine months ended September 30, 2000, compared to 91.8% for the same period of 1999. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due primarily to an increase in the Florida-related professional liability loss ratio caused by an increase in claims costs, as well as a reduction in the Company's recognition of favorable prior year reserve development (see previous discussion). In addition, reinsurance benefits derived from a stop loss reinsurance contract entered into for the 2000 accident year were $3.2 million lower than the benefits received during the same period of 1999 caused by less favorable reinsurance terms.

      Professional liability policy acquisition and underwriting expenses were $16.0 million for the nine months ended September 30, 2000, a decrease of $3.8 million, or 19.2%, compared to policy acquisition and underwriting expenses of $19.8 million for the same period of 1999. As a percentage of premiums earned, the underwriting expense ratio decreased to 19.4% for the nine months ended September 30, 2000, from 23.5% for the same period of 1999. This decrease was due primarily to $2.0 million in severance expenses incurred during the nine months ended September 30, 1999 in connection with the resignation of three executives. Policy acquisition costs have also decreased in 2000 due to the reduction of written premiums.

Personal Lines Insurance Operations Segment:

      Personal lines net premiums written were $90.8 million for the nine months ended September 30, 2000, an increase of $37.9 million, or 71.6%, compared to net premiums written of $52.9 million for the nine months ended September 30, 1999. Personal lines net premiums earned were $87.8 million for the nine months ended September 30, 2000, an increase of $35.8 million, or 68.8%, compared to net premiums earned of $52.0 million for the nine months ended September 30, 1999. The increase in both net premiums written and net premiums earned was due to the July 1, 1999 acquisition of MEEMIC Holdings.

      Personal lines insurance incurred losses and loss adjustment expenses totaled $55.7 million for the nine months ended September 30, 2000, an increase of $22.9 million, or 69.9%, compared to $32.8 million for the same period of 1999. The increase in incurred losses and loss adjustment expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio increased to 63.4% for the nine months ended September 30,

2000, compared to 63.0% for the same period of 1999. The personal lines insurance incurred loss and loss adjustment expense ratio benefited from continued favorable loss experience due to favorable weather conditions in both 2000 and 1999.

      Personal lines policy acquisition and underwriting expenses were $20.1 million for the nine months ended September 30, 2000, an increase of $6.7 million, or 49.7%, compared to policy acquisition and underwriting expenses of $13.4 million for the same period of 1999. The increase in policy acquisition and underwriting expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings.

General Insurance Operations:

      Net investment income, excluding net realized investment gains, was $34.4 million for the nine months ended September 30, 2000, an increase of $4.3 million, or 14.3%, compared to net investment income of $30.1 million for the nine months ended September 30, 1999. The increase reflects the addition of MEEMIC's investment portfolio as of July 1, 1999. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.4% and 6.8% as of September 30, 2000 and 1999, respectively. Net realized investment gains (losses) were ($0.2 million) and $2.6 million during the nine month periods ended September 30, 2000 and 1999, respectively. Interest expense was $0.8 million during both nine month periods ended September 30, 2000 and 1999. See "Liquidity and Capital Resources."

      The Company recorded $0.8 million of federal income tax expense for the nine months ended September 30, 2000, compared to $6.5 million in federal income tax expense during the same period in 1999. The effective tax rate was 5.3% for the nine months ended September 30, 2000, compared to 25.1% for the nine months ended September 30, 1999. The decrease in the effective tax rate was due primarily to the large amount of tax exempt income included in the Company's pretax income during the nine months ended September 30, 2000 compared to the same period of 1999.

      Net income for the nine months ended September 30, 2000 was $10.8 million, or $1.18 per diluted share on revenues of $207.7 million. This compares to net income of $19.6 million, or $2.08 per diluted share on revenues of $172.3 million, for the nine months ended September 30, 1999. The reduction in earnings was primarily attributable to the deterioration in the professional liability loss and loss adjustment expense ratio, as discussed previously, which was partially offset by an increase in earnings from the personal lines segment. The 1999 results also include a one-time $1.3 million gain on early extinguishment of debt due to MEEMIC's conversion to a stock company. Net income has also been reduced to reflect the 17.5% and 23% minority interest of MEEMIC Holdings not owned by Professionals Group during the nine month periods ended September 30, 2000 and 1999, respectively.

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

      The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the nine month periods ended September 30, 2000 or 1999. As of September 30, 2000, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund its commitments for capital expenditures.

      Professionals Group has an unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (7.15% at September 30, 2000), and payable quarterly (the "Credit Agreement"). As of September 30, 2000, the outstanding principal balance was $14.5 million. The remaining principal payments are due on April 30, as follows: 2001 - $3.0 million; 2002 - $3.5 million; 2003 - $3.5 million; and 2004 - $4.5 million. The Company paid the $3.0 million principal amount due on April 30, 2000.

      The Credit Agreement prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). The Credit Agreement also requires the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at September 30, 2000.

      On April 14, 1999, Professionals Group's Board of Directors authorized management to repurchase up to 400,000 shares of the Company's common stock. On December 11, 1999, the Board of Directors approved an increase in the number of shares available to be repurchased to 440,000 shares. This increase was approved to reflect the additional shares outstanding due to the 10% stock dividend declared on November 15, 1999. The Board also extended the stock repurchase program from April 28, 2000 to September 30, 2000. The Company repurchased 200,352 shares under this plan at a total cost of $4.7 million during the nine months ended September 30, 2000. As of September 30, 2000, all 440,000 shares have been repurchased and the stock repurchase program has been completed.

      On July 1, 1999, MEEMIC completed its conversion to a stock insurance company. As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc., a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. The excess of net assets acquired over cost was $19.6 million. This acquisition was accounted for as a purchase business combination. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company (see also Note 4 to the Company's condensed consolidated financial statements). ProNational has continued to purchase additional shares of MEEMIC Holdings in open market transactions to increase its ownership position. ProNational has purchased 357,212 shares of MEEMIC Holdings at a total cost of $7.1 million during the nine months ended September 30, 2000, increasing its ownership position to 82.5%. Additional purchases are anticipated to be made as shares become available and as market conditions warrant.

      On June 22, 2000, Professionals Group entered into a definitive agreement with Medical Assurance, Inc. (NYSE: MAI) to consolidate the two companies. The two parties will form a new holding company, ProAssurance Corporation, making it the nation's third largest writer of liability insurance for health care professionals and facilities. Professionals Group shareholders will receive their choice of either $12.00 in cash and ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in early 2001. ProAssurance filed a Form S-4 Registration Statement with the Securities and Exchange Commission on November 6, 2000 regarding the transactions contemplated by the agreement and plan of consolidation.

      Assuming the consolidation is completed, ProAssurance will derive the cash needed to pay the Professionals Group shareholders in the consolidation from the following sources: (i) up to approximately $110 million as dividends from Medical Assurance and Professionals Group payable to ProAssurance immediately upon completion of the consolidation; and (ii) up to $110 million from a bank term loan to be made to ProAssurance and funded concurrently upon completion of the consolidation. The dividend from Professionals Group will be funded in part with the proceeds of an extraordinary dividend from ProNational. ProNational filed a Form D Notice with the Michigan Commissioner of Insurance in support of its request for approval of the payment of an extraordinary dividend of approximately $50 million. The payment of this dividend is subject to approval by the Michigan Commissioner of Insurance, and if approved, will be paid to Professionals Group upon completion of the consolidation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General:

      The Company invests in fixed maturity, equity and short-term securities. The Company's investment strategy recognizes the need to maintain capital adequate to support its various insurance operations. The Company evaluates the risk/reward trade-off of investment opportunities, measuring their effects on yield, stability, diversity, overall quality and liquidity of the investment portfolio.

      As of September 30, 2000, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S.

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

      The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at September 30, 2000 were deemed to be temporary.

      The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

      Financial instruments subject to interest rate risk as of September 30, 2000 and December 31, 1999 were as follows:


                                                            Market Value
                               --------------------------------------------------------------------

                               -200 bps      -100 bps                      +100 bps       +200 bps
                                Change        Change          Actual        Change         Change
                               --------------------------------------------------------------------
                                                          (in thousands)

Total portfolio value at
September 30, 2000             $843,768       $806,866       $770,954       $736,436       $704,170
                               ========       ========       ========       ========       ========

Total portfolio value at
December 31, 1999              $797,240       $774,165       $750,669       $727,237       $704,158
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

      Financial instruments subject to equity market risk as of September 30, 2000 and December 31, 1999 were as follows:

                                                                           Hypothetical Market
                                                         Actual                  Changes
                                                         Market       ------------------------------
                                                         Value            +10%             -10%
                                                      ------------    -------------    -------------
                                                                     (in thousands)
   Common stocks at September 30, 2000                    $3,055           $3,361           $2,750
                                                      ============    =============    =============


   Common stocks at December 31, 1999                     $4,899           $5,389           $4,409
                                                      ============    =============    =============


      The table above summarizes the Company's equity price risk as of September 30, 2000 and December 31, 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of September 30, 2000 and December 31, 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

      The Company generally does not invest in equity securities for trading purposes. As of September 30, 2000 and December 31, 1999, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

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

                (27)              Financial Data Schedule of registrant.*


          ----------------------

          * Filed herewith.

     (b)  Reports on Form 8-K.

          No reports were filed during the three months ended September 30, 2000.


 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PROFESSIONALS GROUP, INC.


DATE: November 10, 2000           /s/ John F. Lang
                                  ------------------------------------------
                                  John F. Lang
                                  Vice President, Treasurer and
                                  Chief Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No,             Description
-----------             -----------
     27                 Financial Data Schedule
