Form 10-K405
period 2000-12-31
PROFESSIONALS GROUP INC
filed 2001-03-28
CIK 1011736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
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

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR
                                VALUE PER SHARE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 1, 2001 was $205,038,859 (based on the closing price on such date, as reported on The Nasdaq Stock Market(R)).

          The number of the registrant's shares of common stock, no par value per share, outstanding as of March 1, 2001 was 8,851,223.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
                                     PART I
Item 1.   Business....................................................          3
          General.....................................................          3
          Products and Services.......................................          3
          Marketing...................................................          4
          Underwriting................................................          5
          Claims Management...........................................          5
          Reserves and Losses.........................................          5
          Investments.................................................          8
          Reinsurance.................................................          8
          Competition.................................................          9
          Regulation..................................................         10
          Subsidiaries................................................         12
          Employees...................................................         12
          Forward-Looking Statements..................................         13
          Glossary of Selected Insurance Terms........................         13
Item 2.   Properties..................................................         14
Item 3.   Legal Proceedings...........................................         14
Item 4.   Submission of Matters to a Vote of Security Holders.........         15
          Executive Officers of Registrant............................         15
                                     PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................         16
Item 6.   Selected Financial Data.....................................         18
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................         19
          Financial Condition.........................................         20
          Results of Operations.......................................         22
          Liquidity and Capital Resources.............................         25
          Effects of Inflation........................................         27
          Effects of New Accounting Pronouncements....................         27
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................         28
Item 8.   Financial Statements and Supplementary Data.................         30
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................         62
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........         63
Item 11.  Executive Compensation......................................         63
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................         63
Item 13.  Certain Relationships and Related Transactions..............         63
                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................         64
Signatures............................................................         68

                                     PART I

ITEM 1. BUSINESS

GENERAL:

     Professionals Group, Inc. ("Professionals Group," and together with its subsidiaries, the "Company") is a Michigan business corporation and insurance holding company that was incorporated under the laws of the State of Michigan on January 31, 1996. The Company had consolidated assets of $1,136.8 million and $1,072.1 million at December 31, 2000 and 1999, respectively. Professionals Group's principal executive offices are located at 2600 Professionals Drive, Okemos, Michigan 48864, and its telephone number is (517) 349-6500.

     On June 22, 2000, Professionals Group entered into a definitive agreement to consolidate with Medical Assurance, Inc. (NYSE: MAI) and form a new holding company, ProAssurance Corporation, that would be the nation's third largest writer of liability insurance for health care professionals and facilities. Subject to certain adjustments, Professionals Group shareholders would receive their choice of either $12.00 in cash and ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in 2001. ProAssurance filed an amended Form S-4 Registration Statement with the Securities and Exchange Commission on January 4, 2001 regarding the transactions contemplated by the agreement and plan of consolidation. Assuming the consolidation is completed, the shares of Professionals Group common stock will be delisted from the Nasdaq Stock Market(R).

     On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company ("MEEMIC"). As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, Professionals Group acquired 77% of the outstanding common stock of MEEMIC Holdings. This acquisition was accounted for as a purchase business combination. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company. Professionals Group has continued to acquire additional shares of MEEMIC Holdings and currently owns 84% at December 31, 2000.

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

     The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments -- professional liability lines property and casualty insurance, personal lines property and casualty insurance and investment operations. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, has been disclosed in Note 19 to the Company's consolidated financial statements (see "Item 8. Financial Statements and Supplementary Data").

PRODUCTS AND SERVICES:

     The Company offers medical professional liability insurance to physicians, surgeons, dentists, hospitals and other health care providers through its wholly owned subsidiary ProNational Insurance Company, a stock insurance company incorporated under Michigan law in 1980 ("ProNational"). Medical professional liability insurance provides insurance against the legal liability of an insured (and against loss, damage or expense incident to a claim of such liability) arising out of bodily injury, sickness, disease or death sustained by a patient arising from an act or omission occurring in the furnishing of health care services to a patient. ProNational, which is licensed to provide such insurance in 20 states, operates primarily in Florida, Michigan, Illinois, Indiana, Kentucky, New Jersey, Ohio and Pennsylvania. ProNational Casualty Company, a stock insurance company incorporated under the laws of Illinois in 1994 and a wholly owned subsidiary of ProNational ("ProNational Casualty"), is licensed to provide such insurance in Illinois.

     The Company offers private passenger automobile, homeowners, boat and umbrella insurance primarily to educational employees and their immediate families through its majority owned subsidiary, MEEMIC, a stock insurance company incorporated under Michigan law in 1949. MEEMIC is licensed to provide such insurance in Michigan and Ohio, but is currently writing business in Michigan only.

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

MARKETING:

     ProNational currently markets its insurance products primarily in Florida, Michigan, Illinois, Indiana, Kentucky, New Jersey, Ohio and Pennsylvania. ProNational's insurance products are marketed and sold in cooperation with local independent insurance agencies and by direct employees of ProNational. ProNational is primarily responsible for general marketing activities such as advertising, product information, convention participation and relationships with various professional associations of which ProNational's insureds are members. The independent insurance agencies are primarily responsible for the sale of ProNational's insurance products by pursuing leads generated by ProNational's marketing activities and through agency-generated leads in their local communities. During 2000, approximately 59% of ProNational's direct written premiums were produced through independent insurance agencies (with the top ten agencies accounting for approximately 28% of total direct written premiums) and 41% were produced directly.

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

     MEEMIC's agency conducts regular meetings with its sales representatives, establishes benchmarks and goals, conducts technical training and sponsors continuing education programs. The agency representatives provide information to MEEMIC about the marketplace and needs of its insureds, which is used to develop new products and new product features. The agency recruits and trains new sales representatives to work in underserviced areas of Michigan. During 2000, approximately 90% of MEEMIC's direct written premiums were produced through the agency (with one agency sales representative accounting for approximately 5% of MEEMIC's direct written premiums and the top ten representatives accounting for approximately 35% of MEEMIC's direct written premiums).

UNDERWRITING:

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

     The majority of medical professional liability policies issued by ProNational are "claims-made" policies, although approximately 17% of ProNational's direct medical professional liability premiums were derived from "occurrence" policies during 2000. See "Glossary of Selected Insurance Terms" for claims-made and occurrence definitions.

     MEEMIC's agency representatives have the authority to bind coverage for a thirty day period. MEEMIC's underwriting staff accepts applications for insurance based on established underwriting guidelines. Underwriting supervisors regularly audit the work of individual underwriters to ensure adherence to these guidelines.

CLAIMS MANAGEMENT:

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

     MEEMIC's claims department is responsible for the timely investigation, evaluation and settlement of claims, controlling claims expense and maintaining adequate reserves. MEEMIC's claims operation is centralized in Auburn Hills, Michigan, however; several multi-line resident adjusters are located in cities throughout Michigan. MEEMIC has also established a network of automobile glass and body shops that provide damage appraisals and repairs according to established company guidelines. Independent adjusters are used when claim volume rises. Audits of liability claim files are conducted regularly by claims department managers. Less than 1% of all claims result in litigation. Litigation is internally reviewed by MEEMIC's in-house legal counsel in determining whether the file is outsourced to an outside specialist or handled internally and is monitored by the claims department.

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

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
Balance, beginning of year..................................  $ 631,981   $ 540,583   $489,207
Less reinsurance balances recoverable.......................   (167,722)   (108,036)   (80,431)
                                                              ---------   ---------   --------
Net balance, beginning of year..............................    464,259     432,547    408,776
                                                              ---------   ---------   --------
Incurred related to:
  Current year..............................................    223,480     181,944    161,417
  Prior years...............................................    (10,252)    (22,184)     9,623
                                                              ---------   ---------   --------
          Total incurred....................................    213,228     159,760    171,040
                                                              ---------   ---------   --------
Loss and LAE reserves acquired..............................         --      39,836         --
                                                              ---------   ---------   --------
Paid related to:
  Current year..............................................     63,218      47,191     26,157
  Prior years...............................................    126,487     120,693    121,112
                                                              ---------   ---------   --------
          Total paid........................................    189,705     167,884    147,269
                                                              ---------   ---------   --------
Net balance, end of year....................................    487,782     464,259    432,547
Plus reinsurance balances recoverable.......................    195,331     167,722    108,036
                                                              ---------   ---------   --------
Balance, end of year........................................  $ 683,113   $ 631,981   $540,583
                                                              =========   =========   ========

     The following table presents the development of the net liability of undiscounted reserves for losses and LAE for the calendar years 1991 through 2000. (Through 1994, the Company's losses and LAE reserves were discounted. Effective January 1, 1995, this practice was discontinued). The top line of the table presents the Company's original undiscounted estimate of its loss and LAE reserves at the balance sheet date, including losses incurred but not yet reported, net of reinsurance recoverables. The portion of the table labeled "cumulative net paid as of" shows the cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The next portion of the table shows the re-estimated amount of the previously recorded loss and LAE reserves based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated loss and LAE reserves at each December 31 is less (greater) than the prior loss and LAE reserve estimate. The "net cumulative redundancy" depicted in the table, for any particular calendar year represents the aggregate change in the initial estimates over all subsequent calendar years.

        ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                           DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                       1991(A)    1992(A)    1993(A)    1994(A)    1995(A)    1996(A)    1997(A)    1998(B)
                                       -------    -------    -------    -------    -------    -------    -------    -------
Loss and LAE reserves, undiscounted
 and net of reinsurance
 recoverables........................  $364,746   $372,889   $389,854   $428,016   $448,426   $427,657   $408,776   $432,547
Cumulative net paid as of:
One year later.......................    93,668     95,487    105,882    124,644    133,082    123,436    121,112    116,187
Two years later......................   161,794    167,510    187,443    219,466    223,053    211,797    207,355    199,514
Three years later....................   206,119    215,932    239,956    263,515    281,534    269,935    257,117
Four years later.....................   231,551    244,286    258,242    297,344    318,720    296,752
Five years later.....................   246,433    254,020    280,113    318,762    337,362
Six years later......................   251,918    260,777    293,743    331,762
Seven years later....................   255,597    269,268    303,717
Eight years later....................   263,460    275,236
Nine years later.....................   267,959
Re-estimated net liability as of:
End of year..........................   364,746    372,889    389,854    428,016    448,426    427,657    408,776    432,547
One year later.......................   335,227    344,978    368,231    409,022    434,810    396,296    418,399    415,463
Two years later......................   317,643    327,746    358,275    395,053    400,149    404,898    402,124    400,111
Three years later....................   300,333    322,781    344,771    374,180    414,957    394,175    382,507
Four years later.....................   300,030    311,978    327,943    374,167    406,675    376,937
Five years later.....................   293,631    303,057    331,814    374,576    391,164
Six years later......................   287,939    298,185    332,469    360,765
Seven years later....................   285,053    299,341    321,193
Eight years later....................   287,175    287,098
Nine years later.....................   275,431
Net cumulative redundancy............    89,315     85,791     68,661     67,251     57,262     50,720     26,269     32,436
                                       ========   ========   ========   ========   ========   ========   ========   ========
Original gross liability -- end of
 year................................                         439,870    477,881    501,690    501,512    489,207    540,583
Less: reinsurance recoverables.......                          50,016     49,865     53,264     73,855     80,431    108,036
                                                             --------   --------   --------   --------   --------   --------
Original net liability -- end of
 year................................                         389,854    428,016    448,426    427,657    408,776    432,547
                                                             ========   ========   ========   ========   ========   ========
Gross re-estimated
 liability -- latest.................                         388,703    420,295    448,796    453,449    469,600    506,202
Re-estimated reinsurance
 recoverables........................                          67,510     59,530     57,632     76,512     87,093    106,091
                                                             --------   --------   --------   --------   --------   --------
Net re-estimated
 liability -- latest.................                         321,193    360,765    391,164    376,937    382,507    400,111
                                                             ========   ========   ========   ========   ========   ========
Gross cumulative redundancy..........                          51,167     57,586     52,894     48,063     19,607     34,381
                                                             ========   ========   ========   ========   ========   ========

                                          DECEMBER 31,
                                       -------------------
                                       1999(C)      2000
                                       -------      ----
Loss and LAE reserves, undiscounted
 and net of reinsurance
 recoverables........................  $464,259   $487,782
Cumulative net paid as of:
One year later.......................   126,487
Two years later......................
Three years later....................
Four years later.....................
Five years later.....................
Six years later......................
Seven years later....................
Eight years later....................
Nine years later.....................
Re-estimated net liability as of:
End of year..........................   464,259    487,782
One year later.......................   454,007
Two years later......................
Three years later....................
Four years later.....................
Five years later.....................
Six years later......................
Seven years later....................
Eight years later....................
Nine years later.....................
Net cumulative redundancy............    10,252
                                       ========
Original gross liability -- end of
 year................................   631,981    683,113
Less: reinsurance recoverables.......   167,722    195,331
                                       --------   --------
Original net liability -- end of
 year................................   464,259    487,782
                                       ========   ========
Gross re-estimated
 liability -- latest.................   628,767
Re-estimated reinsurance
 recoverables........................   174,760
                                       --------
Net re-estimated
 liability -- latest.................   454,007
                                       ========
Gross cumulative redundancy..........     3,214
                                       ========

---------------

(a) Reflects reserves of ProNational, excluding MEEMIC reserves which were acquired on July 1, 1999. Accordingly, the gross and net reserve development (reserves recorded at the end of the year, as originally estimated, less reserves re-estimated as of subsequent years) relates only to the operations of ProNational and does not include MEEMIC.

(b) Reflects reserve development related to the 1998 reserves of ProNational, excluding MEEMIC. Favorable net reserve development of $5.1 million related to the reserves of MEEMIC, acquired on July 1, 1999, which are not reflected in this column, were recorded in 1999 and subsequent periods.

(c) Includes MEEMIC gross reserves of $94.6 million and net reserves of $39.8 million acquired on July 1, 1999 and subsequent development thereon.

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

     As shown in the reserve development table, positive reserve development exists for each of the years 1991 through 1999. Such positive reserve development is mainly attributable to (i) the Company's historical practice of establishing its loss and LAE reserves conservatively, as it relates to immaturely developed accident years, to minimize potential uncertainties, and
(ii) lower than expected claims costs associated in part with tort reform legislation enacted in Michigan between 1986 and 1994. Such tort reform legislation shortened the statute of limitations, introduced a statute of repose with a six year limitation for adults, modified expert witness rules to require more qualified expert witnesses and capped non-economic damages. The years 1997, 1998 and 1999 have lower positive reserve development compared to years prior to 1997. The Company believes that the reduction in positive reserve development during these years is related mainly to its professional liability reserves due primarily to worsening medical malpractice trends. The Company believes the medical malpractice trends being experienced include increases in the frequency of reported claims and increases in the severity of settled claims. The Company further believes that these trends are being experienced on a national basis and is not specific to any particular geographic region in which it writes business.

     The following table reconciles loss and LAE reserves of the Company in accordance with statutory accounting practices ("SAP") with reserves reflected in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") as of December 31, 2000 and 1999.

               RECONCILIATION OF SAP RESERVES WITH GAAP RESERVES
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
Loss and LAE reserves -- SAP basis..........................  $487,782   $464,259
Provision for reinsurance on unpaid losses..................   195,331    167,722
                                                              --------   --------
  Loss and LAE reserves -- GAAP basis.......................  $683,113   $631,981
                                                              ========   ========

     Under SAP, loss and LAE reserves are presented net of the provision for reinsurance, whereas under GAAP, loss and LAE reserves are presented gross of reinsurance and amounts due from reinsurers are presented as an asset. The Company does not discount reserves for GAAP or SAP reporting.

INVESTMENTS:

     The Company invests principally in fixed maturity securities, all of which are classified as available for sale. Investment management services are provided to the Company by independent third party investment managers. Such services include reviewing and recommending investment policies and implementing and executing investment strategies and are currently provided for a fee based on the market value of the investment portfolio managed by the respective managers. The general investment policies of the Company are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. The Company has invested a substantial portion of its fixed maturity portfolio in municipal bonds, which the Company believes generate a greater after-tax return than investments in taxable fixed income securities of comparable risk, duration and other investment characteristics. The fixed maturity portfolio had an average Standard & Poor's credit quality rating of AA (Excellent) and there were no securities in default at December 31, 2000. See also Note 5 to the Company's consolidated financial statements.

REINSURANCE:

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

     ProNational has various reinsurance agreements. Generally, ProNational's risk retention level has been dependent upon numerous factors including limits of liability coverage sold in a particular state, level of experience within a state and ProNational's analysis of the potential underwriting results within each state. Accordingly, ProNational's retention has varied between $150,000 and $1.0 million. Currently, ProNational retains $500,000 in most states. ProNational also has reinsurance agreements that provide defined coverages for claims exceeding policy limits or extra contractual obligations. ProNational also has various stop loss reinsurance agreements, primarily to protect against potential future adverse development.

     MEEMIC currently reinsures its risks in excess of $200,000 per loss. MEEMIC has also purchased catastrophe reinsurance for automobile physical damage and homeowners property damage in four layers up to $13.5 million in excess of $500,000, with each layer subject to a retention of 5%. Every insurer (including MEEMIC) engaged in writing personal protection insurance coverage in Michigan is required to be a member of the Michigan Catastrophic Claims Association ("MCCA"), an unincorporated nonprofit association created by Michigan law. The MCCA covers all personal injury losses incurred by MEEMIC and all other member companies in excess of $250,000. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and is not rated by A.M. Best.

     ProNational and MEEMIC place their reinsurance agreements and treaties with a number of individual companies and syndicates. ProNational's largest reinsurers are General Reinsurance Corporation and PMA Reinsurance Corporation, with 44% and 17%, respectively, of ProNational's total ceded premiums in 2000. MEEMIC's largest reinsurer is American Re, with 73% of MEEMIC's total ceded premiums in 2000. No other reinsurers exceeded 10% of ProNational's or MEEMIC's respective total ceded premiums in 2000. All reinsurers exceeding 5% of ProNational's and MEEMIC's respective total ceded premiums in 2000 are rated A- (Excellent) or higher by A.M. Best. ProNational and MEEMIC rely on their reinsurance intermediary to assist in the analysis of credit quality of its reinsurers. ProNational and MEEMIC have not experienced any material difficulties in collecting amounts due from reinsurers and both believe (i) that reinsurance is maintained with financially stable reinsurers and (ii) that any reinsurance security maintained is adequate to protect their interests. See also
Note 6 to the Company's consolidated financial statements.

     From July 1, 1997 through June 30, 1999, ProNational assumed, on a quota-share basis, 40% of the net personal lines insurance business from MEEMIC. In connection with MEEMIC's conversion into a stock company, such quota share reinsurance agreement was cancelled on June 30, 1999.

COMPETITION:

     The Company competes with numerous insurance companies and various self-insurance mechanisms. Many of these competitors are substantially larger and have considerably greater financial resources than does the Company. Additionally, several of these competitors have A.M. Best ratings that are higher than the Company's insurance subsidiaries of A- (Excellent).

     Competition, particularly in the medical malpractice insurance industry, may take several forms including pricing, service quality, breadth and flexibility of coverages, method of sale, and insurance carrier financial stability and ratings. The Company competes through name recognition and reputation by emphasizing a high level of customer service to insureds, and, especially in its Midwest markets, by using local insurance agencies to sell and distribute its medical professional liability insurance products. The Company has attempted to balance its need for rate adjustments with the goal of maintaining market share in a very competitive insurance market. However, the Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment.

     The success of the Company may also be influenced by general economic conditions in the geographic markets served by it. No assurance can be given that favorable economic conditions will exist in such markets.

REGULATION:

     General. Insurance holding companies and insurance companies are extensively regulated. Such regulation has had a significant affect on the operations of insurance holding companies and insurance companies in the past and is expected to have significant effects in the future. Periodically, legislation is considered and adopted which has resulted in, or that could result in, further regulation or deregulation of insurance holding companies and insurance companies. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Company.

     Insurance companies are subject to regulation by government agencies in the states in which they are licensed. ProNational is domiciled in Michigan and is licensed as a property and casualty insurer in 20 states. ProNational Casualty is domiciled and licensed as a property and casualty insurer in Illinois. MEEMIC is domiciled in Michigan and is licensed as a property and casualty insurer in Michigan and Ohio. The nature and extent of such regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premium, losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single entity, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies, including market conduct examinations. Such regulation is generally intended for the protection of policyholders rather than shareholders. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may adversely affect the profitability of various lines of insurance.

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

     Change or Acquisition of Control. ProNational and MEEMIC are Michigan stock, property and casualty insurance companies organized under the Michigan Insurance Code. ProNational Casualty is an Illinois stock, property and casualty insurance company organized under the Illinois Insurance Code. The Michigan Insurance Code and the Illinois Insurance Code provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the relevant insurance regulatory authority. A person seeking to acquire control, directly or indirectly, of a domestic insurer or of any person controlling a domestic insurer must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations and provide a copy of such Form A to the domestic insurer. In both Michigan and Illinois, control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of the voting securities of any other person.

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

     Restrictions on Dividends. The Michigan Insurance Code and the Illinois Insurance Code regulate the distribution of dividends and other payments to a holding company by its insurance subsidiaries. Under each of the Michigan Insurance Code and the Illinois Insurance Code, an insurer may pay dividends or distribute cash or other property so long as such dividends or distributions, together with all other dividends or distributions made within the preceding year, do not exceed the greater of (i) 10% of the insurer's statutory surplus as of December 31 of the preceding year or (ii) the net income, not including realized capital gains, for the twelve-month period ending December 31 of the preceding year, with larger dividends payable only upon prior regulatory approval. Such restrictions or any additional subsequently imposed restrictions may in the future affect Professionals Group's ability to fund its operations, pay principal and interest on its debt, pay its expenses and pay any cash dividends to its stockholders. Future dividends received by Professionals Group from its insurance subsidiaries may also be limited by business considerations.

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

     ProNational, ProNational Casualty and MEEMIC have calculated their ratios of total adjusted capital to authorized control level RBC and each were in excess of 6:1 at December 31, 2000.

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

     In 2000, neither ProNational, ProNational Casualty or MEEMIC had any ratios which varied from the "usual value" range.

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

     On the Federal level, attempts to reform the delivery of medical care have contained provisions that could, if adopted, have a material impact on the Company and its insurance products. An example of such a change is the concept of "enterprise liability" that was contained in former President Clinton's health care proposal. Under the enterprise liability concept, doctors would not bear individual liability for malpractice events with such liability being borne by the hospital or other enterprise in which the doctor practices. If enterprise liability or a similar concept were adopted, insurers such as ProNational could be at a competitive disadvantage because their business is concentrated in individual physician risks and larger, more established, companies already provide medical malpractice insurance for the enterprise risks.

     NAIC -- Codification. On January 1, 2001, significant changes to the statutory basis of accounting will become effective in all states in which the Company is licensed. The cumulative effect of these changes, known as the Codification guidance, will be recorded as a direct adjustment to statutory surplus. The effect of adoption on the Company's insurance subsidiaries' statutory surplus has not been determined. The Company expects that its insurance subsidiaries' statutory surplus will continue to be in excess of the regulatory risk-based capital requirements.

SUBSIDIARIES:

     Professionals Group has eight wholly owned subsidiaries and two majority owned subsidiaries. The wholly owned subsidiaries are: ProNational, ProNational Insurance Agency, Inc., Professionals Group Services Corporation, Professionals National Insurance Company, Ltd., American Insurance Management Corporation, PICOM Claims Services Corporation, ProNational Casualty and Physicians Protective Plan, Inc. The majority owned subsidiaries are MedAdvantage, Inc. and MEEMIC Holdings.

EMPLOYEES:

     The Company, primarily through ProNational and MEEMIC, had 372 employees as of December 31, 2000. None of these employees are covered by a collective bargaining agreement. The Company believes that it enjoys good relations with its personnel.

FORWARD-LOOKING STATEMENTS:

     We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. Our forward-looking statements, which are subject to risks and uncertainties, include information about our expectations and possible or assumed future results of our operations. When we use any of the words "believes," "hopes," "intends," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

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

     - underwriting losses if the risks we insure are greater than we expect;

     - general economic conditions, either nationally or in our market areas, that are worse than expected;

     - adverse changes in the securities markets;

     - legislative or regulatory changes that adversely affect our business;

     - fluctuations in our loss and loss adjustment expense reserves as a result of uncertainties inherent in our reserving process;

     - changes in the cost, quality or collectibility of reinsurance;

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Professionals Group's stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF REGISTRANT:

     As of March 1, 2001, the executive officers of Professionals Group consisted of the persons identified below. Executive officers are elected annually by, and serve at the pleasure of, Professionals Group's Board of Directors.

                  NAME                         AGE                   POSITION
                  ----                         ---                   --------
William H. Woodhams, M.D................       63    Chairman
Victor T. Adamo, Esq., CPCU.............       53    President and Chief Executive Officer
R. Kevin Clinton, FCAS, MAAA............       46    Vice President
John F. Lang, CPA.......................       36    Vice President, Secretary, Treasurer and
                                                       Chief Financial Officer
William P. Sabados......................       51    Chief Information Officer

     William H. Woodhams, M.D. has been a director of Professionals Group since 1996 and its Chairman since 1999. Dr. Woodhams was a director of ProNational Insurance Company from 1980 to July 1, 1998. Dr. Woodhams is board certified in Family Practice and has been in private practice in Kalamazoo, Michigan since 1964. Dr. Woodhams serves as an Assistant Clinical Professor in the Department of Family Practice at Michigan State University, College of Human Medicine. Dr. Woodhams is also a member of the Michigan Board of Medicine Committee of Licensure and Discipline. Dr. Woodhams served as a member of the Board of Directors of Physicians Insurance Company of Indiana from 1982 to 1994. Dr. Woodhams is a graduate of The University of Michigan School of Medicine.

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

     John F. Lang, has been a Vice President, Treasurer and Chief Accounting Officer of Professionals Group since July 1998. Mr. Lang has been the Chief Financial Officer of Professionals Group since March 2000 and its Secretary since September 2000. Mr. Lang has been a director and Senior Vice President of ProNational since May 1999. Mr. Lang served as Treasurer of ProNational from August 1996 through June 1998 and as Chief Financial Officer of ProNational from July 1997 through June 1998. Prior to joining ProNational in 1996, Mr. Lang was a senior manager on the audit staff of Coopers & Lybrand LLP where he was employed since 1986. Mr. Lang is a CPA and has a B.S.B.A. degree in accounting from Central Michigan University.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of common stock, no par value per share, of Professionals Group have been traded on The Nasdaq Stock Market(R) under the symbol "PICM" since September 3, 1996. Prior to Professionals Group's formation, the stock traded under the name of PICOM Insurance Company on The Nasdaq Stock Market(R), which also used the symbol "PICM".

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

                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                               ----     ---
2000
First Quarter...............................................  $24.56   $14.00
Second Quarter..............................................   24.63    12.63
Third Quarter...............................................   24.23    20.69
Fourth Quarter..............................................   24.50    20.75
1999
First Quarter...............................................  $28.86   $22.96
Second Quarter..............................................   32.27    21.36
Third Quarter...............................................   31.82    21.59
Fourth Quarter..............................................   27.00    20.00

     As of March 1, 2001 there were 3,940 registered holders of shares of common stock, no par value per share, of Professionals Group.

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

     The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly ProNational). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions that generally limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of statutory surplus as of the end of the preceding year. (See "Item 1.
Business -- Regulation -- Restrictions on Dividends.") As of January 1, 2001, approximately $25.3 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 2000, 1999 and 1998, Professionals Group received cash dividends aggregating $23.0 million, $12.0 million and $12.3 million, respectively, from its insurance subsidiaries. There can be no assurance as to the amount of future dividends to be received by Professionals Group from its direct insurance subsidiaries (see also Note 11 to the Company's consolidated financial statements). See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

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

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                            ----       ----       ----       ----       ----
Income Statement Data(1):
  Gross premiums written................  $271,241   $225,123   $162,529   $181,170   $154,739
  Net premiums written..................   232,230    199,351    143,922    163,014    124,183
  Net premiums earned...................   226,390    195,169    153,449    132,026    125,406
  Net investment income.................    46,232     41,142     38,443     39,521     39,051
  Total revenues and other income.......   273,425    243,571    203,669    181,542    170,106
  Losses and loss adjustment
     expenses(4)........................   213,228    159,760    171,040    124,234    124,761
          Total expenses................   263,178    208,549    213,032    151,273    144,043
  Income (loss) before extraordinary
     item...............................    11,699     25,791     (3,231)    22,428     18,961
  Extraordinary item(2).................        --      1,397         --         --         --
                                          --------   --------   --------   --------   --------
          Net income (loss).............  $ 11,699   $ 27,188   $ (3,231)  $ 22,428   $ 18,961
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding --
     basic(3)...........................     8,894      9,145      9,189      9,174      9,155
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding --
     assuming dilution(3)...............     8,986      9,253      9,189      9,176      9,155
                                          ========   ========   ========   ========   ========
Earnings per share -- basic(3):
  Income (loss) before extraordinary
     item...............................  $   1.32   $   2.82   $  (0.35)  $   2.44   $   2.07
  Extraordinary item(2).................        --       0.15         --         --         --
                                          --------   --------   --------   --------   --------
          Net income (loss) per common
            share -- basic..............  $   1.32   $   2.97   $  (0.35)  $   2.44   $   2.07
                                          ========   ========   ========   ========   ========
Earnings per share -- assuming
  dilution(3):
  Income (loss) before extraordinary
     item...............................  $   1.27   $   2.75   $  (0.35)  $   2.44   $   2.07
  Extraordinary item(2).................        --       0.15         --         --         --
                                          --------   --------   --------   --------   --------
          Net income (loss) per common
            share -- assuming
            dilution....................  $   1.27   $   2.90   $  (0.35)  $   2.44   $   2.07
                                          ========   ========   ========   ========   ========
Cash dividends declared per share.......  $     --   $     --   $     --   $     --   $     --
                                          ========   ========   ========   ========   ========

                                                               AS OF DECEMBER 31,
                                            --------------------------------------------------------
                                               2000         1999        1998       1997       1996
                                               ----         ----        ----       ----       ----
Balance Sheet Data:
  Total investments.......................  $  780,941   $  758,268   $691,033   $678,642   $644,992
  Total assets............................   1,136,753    1,072,089    889,211    847,990    774,904
  Loss and loss adjustment expense
     reserves.............................     683,113      631,981    540,583    489,207    501,512
  Unearned premiums.......................      93,825       87,305     48,201     56,047     21,945
  Reserve for extended reporting period
     claims...............................      28,074       27,674     26,674     25,628     23,420
  Long-term debt..........................      14,500       17,500     20,000     22,500         --
  Stockholders' equity....................     243,576      216,816    222,097    219,880    190,157
  Book value per common share(3)..........       27.52        24.10      24.13      23.97      20.73

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                              ----       ----       ----       ----       ----
Selected Statutory Data:
  Loss and LAE ratio(4)...................      94.4%      89.7%     119.1%      95.8%      99.9%
  Expense ratio(1)........................      20.9%      21.7%      24.6%      14.6%      12.0%
                                            --------   --------   --------   --------   --------
  Combined ratio..........................     115.3%     111.4%     143.7%     110.4%     111.9%
                                            ========   ========   ========   ========   ========
  Statutory surplus.......................  $253,545   $229,657   $193,894   $221,487   $185,648
  Net premiums written to statutory
     surplus..............................       .92x       .60x       .74x       .74x       .67x
Selected GAAP Data:
  GAAP combined ratio(4)..................     115.8%     104.6%     136.5%     113.2%     114.9%
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

(2) In 1999, the Company recognized a $1.4 million gain on the early extinguishment of debt by MEEMIC Holdings, net of taxes of $0.7 million that was reported as an extraordinary item.

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

     On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership, at which time both the then existing management services agreement and quota share reinsurance agreement were terminated (see also Note 4 to the Company's consolidated financial statements.) The transaction was accounted for as a purchase business combination.

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

FINANCIAL CONDITION

     The Company's total assets increased $64.7 million, or 6.0%, to $1,136.8 million at December 31, 2000, compared to $1,072.1 million at December 31, 1999. The significant components of the increase in total assets related to invested assets and reinsurance balances, as further discussed below. Reinsurance balances increased $27.5 million, or 16.4%, to $195.6 million at December 31, 2000, from $168.1 million at December 31, 1999 due primarily to an increase of medical malpractice business sold at higher limits, resulting in greater reinsurance participation, therefore the reinsurance recoverables have continued to increase.

     As of December 31, 2000 and 1999, the Company had invested assets of $780.9 million and $758.3 million, respectively. This 3.0% increase in invested assets was primarily due to positive cash flows from operations and an increase in the fair value of the fixed maturity portfolio, as further discussed below. Invested assets represented approximately 69% and 71% of the Company's total assets as of December 31, 2000 and 1999, respectively.

     As of December 31, 2000 and 1999, the Company's investment portfolio was dominated by fixed maturity securities and primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks, and tax-exempt U.S. municipal bonds. As of December 31, 2000 and 1999, these fixed maturity securities aggregated $683.3 million and $731.0 million, respectively. This decrease in fixed maturity securities was offset by a $70.8 million increase in short-term investments. The increase in short-term investments was due primarily to the Company's conversion of fixed maturity securities to short-term investments in order to raise a portion of the cash for the financing of Professionals Group's proposed consolidation with Medical Assurance, Inc. See "Liquidity and Capital Resources." Approximately 54% of the fixed maturity portfolio was rated AAA by Standard & Poor's at December 31, 2000. The fixed maturity portfolio had an average Standard & Poor's credit quality rating of AA (Excellent) and there were no securities in default at December 31, 2000.

     All fixed maturity securities are classified as available-for-sale and are carried at fair value as of December 31, 2000 and 1999. As a result, the Company's fixed maturity investment portfolio is sensitive to interest rate changes. As of December 31, 2000, the fixed maturity portfolio had net unrealized gains of

$7.2 million. As of December 31, 1999, the fixed maturity portfolio had net unrealized losses of $19.5 million. This change was due primarily to lower interest rates at year-end 2000 compared to year-end 1999. As of December 31, 2000, the fixed maturity portfolio had a weighted average modified duration of approximately 4.3 years. As a result, the market value of the fixed maturity portfolio could fluctuate significantly in response to changes in interest rates (see also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk").

     Equity securities totaled $4.9 million at both December 31, 2000 and 1999, and primarily consisted of high-quality U.S. corporate common stocks. As of December 31, 2000 and 1999, equity securities had net unrealized gains of $2.3 million and $1.1 million, respectively.

     Loss and loss adjustment expense reserves represented approximately 76% and 74% of the Company's consolidated liabilities at December 31, 2000 and 1999, respectively. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves within the range of acceptable values periodically estimated by the Company's consulting actuary. The Company's carried reserves are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

     Loss and loss adjustment expense reserves increased $51.1 million, or 8.1%, to $683.1 million at December 31, 2000, from $632.0 million at December 31, 1999. This increase was due primarily to a general increase in professional liability reserves (i.e., new reserves recorded exceeded payments on older reserves) as well as a substantial reduction in the Company's recognition of favorable prior year professional liability reserve development. The reduction in the recognition of favorable prior year development was based on a review of the Company's reserving needs and on medical malpractice trends. The Company believes the medical malpractice trends being experienced include increases in the frequency of reported claims and increases in the severity of settled claims. The Company further believes that these trends are being experienced on a national basis and is not specific to any particular geographic region in which it writes business. The remainder of this increase was due primarily to general allowances for growth in the number of insured vehicles and homeowners policies in force in the Company's personal lines segment.

     The unearned premium reserve increased $6.5 million, or 7.5%, to $93.8 million at December 31, 2000, from $87.3 million at December 31, 1999. This increase was due mainly to general growth in direct premiums written for both the professional liability lines and personal lines segments in 2000 compared to 1999.

     The $16.7 million excess of assets acquired over cost and the minority interest of $17.6 million at December 31, 2000 were related to the acquisition of MEEMIC Holdings (see also Note 4 to the Company's consolidated financial statements.)

     Shareholders' equity increased $26.8 million, or 12.3%, to $243.6 million at December 31, 2000, from $216.8 million at December 31, 1999. The increase in shareholders' equity was due to an increase in accumulated other comprehensive income, consisting of unrealized gains on the investment portfolio of $18.4 million and net income of $11.7 million, which was offset somewhat by other decreases in shareholders' equity of $3.3 million (primarily related to the Company's stock repurchase program -- see "Liquidity and Capital Resources") during 2000 (see "Results of Operations -- Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.") The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

PROFESSIONAL LIABILITY INSURANCE OPERATIONS SEGMENT

     Professional liability net premiums written were $111.1 million for the year ended December 31, 2000, a decrease of $5.5 million, or 4.7%, compared to net premiums written of $116.6 million for the year ended December 31, 1999. This decrease was due primarily to a $4.4 million increase in ceded premiums during 2000 related to retrospectively-rated reinsurance contracts from older coverage years. Ceded premiums also increased by $1.1 million due to less favorable reinsurance terms on a stop loss reinsurance contract entered into for the 2000 accident year compared to the 1999 stop loss reinsurance terms. The Company did institute price increases during 2000, which increased premiums written, but these premium increases were offset by a loss of insureds caused by the rate increases, as well as more selective underwriting practices utilized by the Company. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment.

     Professional liability net premiums earned were $107.9 million for 2000, a decrease of $5.5 million, or 4.9%, compared to net premiums earned of $113.4 million for 1999. The decrease in professional liability net premiums earned was due primarily to the factors mentioned above.

     Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $136.4 million in 2000, an increase of $27.3 million, or 25.1%, compared to $109.1 million in 1999. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 126.5% in 2000, compared to 96.2% in 1999. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due primarily to increases in claims costs, as well as a reduction in the Company's recognition of favorable prior year reserve development. The increase in claims costs and the reduction in the recognition of favorable prior year development were based on a review of the Company's reserving needs and on medical malpractice trends. The Company believes the medical malpractice trends being experienced include increases in the frequency of reported claims and increases in the severity of settled claims. The Company further believes that these trends are being experienced on a national basis and is not specific to any particular geographic region in which it writes business. Accordingly, the Company reduced its recognition of favorable prior year development on its professional liability segment to $0.8 million in 2000 compared to $17.1 million during 1999. In addition, reinsurance benefits derived from a stop loss reinsurance contract entered into for the 2000 accident year were $3.2 million lower than the benefits received during the same period of 1999 caused by less favorable reinsurance terms. A premium deficiency on these insurance contracts has not been recorded because the operating ratio is 93.6%, after considering investment income attributable to the professional liability insurance contracts.

     Professional liability policy acquisition and underwriting expenses totaled $21.1 million in 2000, a decrease of $3.3 million, or 13.6%, compared to $24.4 million in 1999. As a percentage of premiums earned, the underwriting expense ratio improved to 19.6% during 2000, from 21.6% during 1999. Underwriting expenses for 1999 included $2.0 million of severance expenses associated with the resignation of three executives. Excluding the 1999 severance expenses, the underwriting ratios for 2000 and 1999 were comparable.

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

     On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership, at which time both the then existing management services agreement and quota share reinsurance agreement were terminated. Accordingly, the personal lines segment operating results for 2000 are not necessarily comparable to 1999.

     Personal lines net premiums written were $121.1 million for the year ended December 31, 2000, an increase of $38.3 million, or 46.4%, compared to net premiums written of $82.8 million for the year ended December 31, 1999. Personal lines net premiums earned were $118.5 million for 2000, an increase of $36.7 million, or 44.9%, compared to net premiums earned of $81.8 million for 1999. The increase in both net premiums written and net premiums earned for personal lines insurance was due to the July 1, 1999 acquisition of MEEMIC Holdings.

     Personal lines insurance incurred losses and loss adjustment expenses totaled $77.2 million for 2000, an increase of $25.5 million, or 49.4%, compared to $51.7 million for 1999. The increase in incurred losses and loss adjustment expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio increased to 65.2% in 2000, compared to 63.2% in 1999. The personal lines insurance loss and loss adjustment expense ratio increased due primarily to more severe winter weather in 2000 compared to 1999.

     Personal lines policy acquisition and underwriting expenses were $27.5 million during 2000, an increase of $8.6 million, or 45.3%, compared to $18.9 million during 1999. The increase in the personal lines policy acquisition and underwriting expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings. As a percentage of premiums earned, the underwriting expense ratio was 23.2% during 2000 compared to 23.1% during 1999.

GENERAL INSURANCE OPERATIONS

     Net investment income, excluding net realized investment gains, was $46.2 million for 2000, an increase of $5.1 million, or 12.4%, compared to net investment income of $41.1 million for 1999. The increase reflects the addition of MEEMIC's investment portfolio as of July 1, 1999. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.1% and 7.0% as of December 31, 2000 and 1999, respectively. Net realized investment gains (losses) were ($3.5 million) and $2.7 million during 2000 and 1999, respectively. The significant amount of investment losses recorded in 2000 was mainly attributable to the conversion of approximately $50 million of fixed maturity securities to short-term investments in order to raise a portion of the cash for the financing of Professionals Group's proposed consolidation with Medical Assurance, Inc. Realized losses for 2000 also included a $1.4 million loss recognized on certain securities deemed to have other than temporary declines in fair value. See "Liquidity and Capital Resources." Interest expense was $1.1 million during both 2000 and 1999. See "Liquidity and Capital Resources."

     The Company recorded a $5.1 million federal income tax benefit during 2000, compared to $6.7 million of federal income tax expense during 1999. The tax benefit for 2000 resulted primarily from a $2.2 million tax benefit related to the filing of amended prior year tax returns. The Company's effective federal income tax benefit rate was (50.0%) during 2000, compared to an effective tax rate of 19.1% in 1999. In addition to the tax refund noted above, the Company's low effective tax rate for both 2000 and 1999 was due primarily to the large amount of tax-exempt income included in the Company's pretax income during both periods.

     Net income for 2000 was $11.7 million, or $1.27 per diluted share, on revenues of $273.4 million. This compares to net income of $27.2 million, or $2.90 per diluted share, on revenues of $243.6 million for 1999. The reduction in earnings was primarily attributable to the deterioration in the professional liability loss and loss adjustment expense ratio, as described previously, which was partially offset by an increase in earnings from the personal lines segment. The 1999 results also include a one-time $1.4 million gain on early extinguishment of debt due to MEEMIC's conversion to a stock company. Net income for 2000 and 1999 has also been reduced to reflect the minority interest of MEEMIC Holdings not owned by Professionals Group during 2000 and 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

PROFESSIONAL LIABILITY INSURANCE OPERATIONS SEGMENT

     Professional liability net premiums written were $116.6 million for the year ended December 31, 1999, an increase of $15.4 million, or 15.2%, compared to net premiums written of $101.2 million for the year ended December 31, 1998. This increase was due to increased premium writings in the Company's existing markets of Florida, Illinois, Indiana, Michigan and Pennsylvania as well as business written in new states such as Kentucky and New Jersey. The most significant increase was in Florida because of eighteen-month policies issued in 1997 as part of a plan to stagger Florida renewals more evenly throughout the year. The issuance of eighteen-month policies in 1997 resulted in a one-time decrease in premiums written in 1998 because these policies were not renewed until 1999. These increases were offset somewhat by continued price-based competition as well as more selective underwriting practices utilized by the Company. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a very price competitive professional liability environment.

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

     Professional liability policy acquisition and underwriting expenses were $24.4 million in both 1999 and 1998. As a percentage of premiums earned, the underwriting expense ratio improved to 21.6% during 1999, from 22.1% during 1998. Underwriting expenses for 1999 included $2.0 million of severance expenses associated with the resignation of three executives. Underwriting expenses for 1998 included $3.3 million of expenses associated with the closing of the PPTF merger.

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

     On July 1, 1999, MEEMIC Holdings was consolidated into Professionals Group's financial statements as a result of Professionals Group obtaining majority ownership, at which time both the then existing management services agreement and quota share reinsurance agreement were terminated. Accordingly, the personal lines segment operating results for 1999 are not necessarily comparable to 1998.

     Personal lines net premiums written were $82.8 million for the year ended December 31, 1999, an increase of $40.1 million, or 93.8%, compared to net premiums written of $42.7 million for the year ended December 31, 1998. Personal lines net premiums earned were $81.8 million for 1999, an increase of $39.1 million, or 91.5%, compared to net premiums earned of $42.7 million for 1998. The increase in both net premiums written and net premiums earned was due to the July 1, 1999 acquisition of MEEMIC Holdings.

     Personal lines insurance incurred losses and loss adjustment expenses totaled $51.7 million for 1999, an increase of $23.7 million, or 84.6%, compared to $28.0 million for 1998. The increase in incurred losses and loss adjustment expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio decreased to 63.2% in 1999, compared to 65.6% in 1998. The personal lines insurance loss and loss adjustment expense ratio benefited from favorable weather conditions in both 1999 and 1998.

     Personal lines policy acquisition and underwriting expenses were $18.9 million during 1999, an increase of $5.9 million, or 45.5%, compared to $13.0 million during 1998. The increase in the personal lines policy acquisition and underwriting expenses was due to the July 1, 1999 acquisition of MEEMIC Holdings.

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

     Net income for 1999 was $27.2 million, or $2.90 per diluted share, on revenues of $243.6 million. This compares to a net loss of $3.2 million, or a loss of $0.35 per diluted share, on revenues of $203.7 million for 1998. The improvement in earnings was primarily attributable to the improvement in the professional liability loss and loss adjustment expense ratio, as described previously. The 1999 results also include a one-time $1.4 million gain on early extinguishment of debt due to MEEMIC's conversion to a stock company. Net income for 1999 has also been reduced to reflect the minority interest of MEEMIC Holdings not owned by Professionals Group during 1999.

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

     The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are generally made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds during 2000, 1999 or 1998. As of December 31, 2000, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund its commitments for capital expenditures.

     Professionals Group has an unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (7.38% at December 31, 2000), and payable quarterly (the "Credit Agreement"). As of December 31, 2000, the outstanding principal balance was $14.5 million. The remaining principal payments are due on April 30, as follows: 2001 -- $3.0 million; 2002 -$3.5 million; 2003 -- $3.5 million; and 2004 -- $4.5 million. The Company paid the $3.0 million principal amount due on April 30, 2000.

     The Credit Agreement prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). The Credit Agreement also requires the Company to, among other things, maintain total consolidated stockholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants as of December 31, 2000.

     The ability of Professionals Group to fund its operations and to pay dividends on its common stock will be dependent upon its receipt of dividends, loans or advances from its insurance company subsidiaries (particularly ProNational). The ability of those subsidiaries to pay dividends is subject to regulatory restrictions. Generally, these restrictions limit the amount of dividends such subsidiaries can pay to their respective parent in any 12-month period to the greater of statutory net income for the preceding year (excluding realized gains and losses on sales of investments), or ten percent of policyholders' surplus as of the end of the preceding year. As of January 1, 2001, approximately $25.3 million of dividends could be paid by Professionals Group's direct insurance subsidiaries without prior regulatory approval. In 2000, 1999 and 1998, Professionals Group received cash dividends aggregating $23.0 million, $12.0 million and $12.3 million, respectively, from its insurance subsidiaries. There can be no assurance as to the amount of future dividends to be received by Professionals Group from its direct insurance subsidiaries (see also Note 11 to the Company's consolidated financial statements).

     In 1999, Professionals Group's Board of Directors authorized management to repurchase up to 440,000 shares of the Company's common stock. During 2000 and 1999, the Company repurchased 200,352 and 239,648 shares under this plan at a total cost of $4.7 million and $6.5 million, respectively. As of December 31, 2000, all 440,000 shares have been repurchased and the stock repurchase program has been completed.

     On June 22, 2000, Professionals Group entered into a definitive agreement to consolidate with Medical Assurance, Inc. (NYSE: MAI) and form a new holding company, ProAssurance Corporation, that would be the nation's third largest writer of liability insurance for health care professionals and facilities. Subject to certain adjustments, Professionals Group shareholders would receive their choice of either $12.00 in cash and ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in 2001. ProAssurance filed an amended Form S-4 Registration Statement with the Securities and Exchange Commission on January 4, 2001 regarding the transactions contemplated by the agreement and plan of consolidation.

     Assuming the consolidation is completed, ProAssurance will derive the cash needed to pay the Professionals Group shareholders in the consolidation from the following sources: (i) up to approximately $110 million as dividends from Medical Assurance and Professionals Group payable to ProAssurance immediately upon completion of the consolidation; and (ii) up to $110 million from a bank term loan to be made to ProAssurance and funded concurrently upon completion of the consolidation. The dividend from Professionals Group will be funded in part with the proceeds of an extraordinary dividend from ProNational. ProNational filed a Form D Notice with the Michigan Commissioner of Insurance in support of its request for approval of the payment of an extraordinary dividend of approximately $50 million. The payment of this dividend was approved by the Michigan Commissioner of Insurance on November 28, 2000, and will be paid to Professionals Group upon completion of the consolidation.

     On July 1, 1999, MEEMIC completed its conversion to a stock insurance company. As a result of the conversion, MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc., a publicly traded Michigan business corporation (Nasdaq: MEMH). As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. The excess of net assets acquired over cost was $19.6 million. This acquisition was accounted for as a purchase business combination. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company (see also Note 4 to the Company's consolidated financial statements). ProNational has continued to purchase additional shares of MEEMIC Holdings in open market transactions to increase it ownership position. ProNational has purchased 510,016 and 30,580 shares of MEEMIC Holdings at a total cost of $10.4 million and $0.5 million during 2000 and 1999, respectively, increasing its ownership position to 84.2% at December 31, 2000. Additional purchases are anticipated to be made as shares become available and as market conditions warrant.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 138 addresses a limited number of issues that have caused problems for enterprises applying SFAS No. 133. As the Company currently does not use derivative instruments, we anticipate that the adoption of SFAS No. 133 and SFAS No. 138 will not affect the results of operations or financial position of the Company.

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

     As of December 31, 2000, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds (see also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition").

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

     The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. During 2000, realized losses of $1.4 million were recognized on certain securities that were deemed to have other than temporary declines in market value. All other declines in market values of the Company's investment securities at December 31, 2000 were deemed to be temporary.

     The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

     Financial instruments subject to interest rate risk as of December 31, 2000 and 1999 were as follows:

                                                        MARKET VALUE (IN THOUSANDS)
                                            ----------------------------------------------------
                                            -200 BPS   -100 BPS              +100 BPS   +200 BPS
                                             CHANGE     CHANGE     ACTUAL     CHANGE     CHANGE
                                            --------   --------    ------    --------   --------
Total portfolio value at December 31,
  2000....................................  $839,029   $805,761   $773,706   $742,285   $712,490
                                            ========   ========   ========   ========   ========
Total portfolio value at December 31,
  1999....................................  $797,240   $774,165   $750,669   $727,237   $704,158
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

     Financial instruments subject to equity market risk as of December 31, 2000 and 1999 were as follows:

                                                                          HYPOTHETICAL MARKET
                                                              ACTUAL            CHANGES
                                                              MARKET      --------------------
                                                              VALUE        +10%         -10%
                                                              ------       ----         ----
                                                                       (IN THOUSANDS)
Common stocks at December 31, 2000..........................  $4,935      $5,429       $4,442
                                                              ======      ======       ======
Common stocks at December 31, 1999..........................  $4,899      $5,389       $4,409
                                                              ======      ======       ======

     The table above summarizes the Company's equity price risk as of December 31, 2000 and 1999 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of December 31, 2000 and 1999. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

     The Company generally does not invest in equity securities for trading purposes. As of December 31, 2000 and 1999, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                 2000          1999
                                                                 ----          ----
                                                               (IN THOUSANDS, EXCEPT
                                                                    SHARE DATA)
ASSETS
Investments:
  Available for sale, at fair value:
     Fixed maturities (amortized cost $676,088 and $750,548
      in 2000 and 1999, respectively).......................  $  683,298    $  731,036
     Equity securities (cost $2,618 and $3,846 in 2000 and
      1999, respectively)...................................       4,935         4,899
  Short-term investments, at cost, which approximates fair
     value..................................................      90,408        19,633
  Real estate, at cost, net of accumulated depreciation of
     $132 in 1999...........................................       2,300         2,700
                                                              ----------    ----------
          Total investments.................................     780,941       758,268
Cash........................................................      22,667        13,797
Restricted cash.............................................       2,070         2,070
Premiums due from policyholders.............................      38,942        34,951
Reinsurance balances........................................     195,559       168,100
Accrued investment income...................................       8,650        10,087
Deferred Federal income taxes...............................      49,690        54,161
Property and equipment, at cost, net of accumulated
  depreciation of $7,130 and $5,888 in 2000 and 1999,
  respectively..............................................      11,052        10,779
Prepaid reinsurance premiums................................       7,394         6,667
Other assets................................................      19,788        13,209
                                                              ----------    ----------
          Total assets......................................  $1,136,753    $1,072,089
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss and loss adjustment expense reserves.................  $  683,113    $  631,981
  Reserve for extended reporting period claims..............      28,074        27,674
  Unearned premiums.........................................      93,825        87,305
  Long-term debt............................................      14,500        17,500
  Excess of net assets acquired over cost...................      16,650        18,609
  Accrued expenses and other liabilities....................      39,381        48,400
  Minority interest.........................................      17,634        23,804
                                                              ----------    ----------
          Total liabilities.................................     893,177       855,273
                                                              ----------    ----------
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........          --            --
  Common stock, no par value; 25,000,000 shares authorized;
     8,851,223 and 8,997,709 shares issued and outstanding
     in 2000 and 1999, respectively.........................       8,851         8,998
  Additional paid-in capital................................      43,864        47,033
  Retained earnings.........................................     184,667       172,968
  Accumulated other comprehensive income (loss), net of
     deferred Federal income taxes..........................       6,194       (12,183)
                                                              ----------    ----------
          Total shareholders' equity........................     243,576       216,816
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,136,753    $1,072,089
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000        1999        1998
                                                                ----        ----        ----
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues and other income:
  Premiums written..........................................  $271,241    $225,123    $162,529
  Premiums ceded............................................   (39,011)    (25,772)    (18,607)
                                                              --------    --------    --------
          Net premiums written..............................   232,230     199,351     143,922
  Decrease (increase) in unearned premiums, net of prepaid
     reinsurance premiums...................................    (5,840)     (4,182)      9,527
                                                              --------    --------    --------
          Premiums earned, net..............................   226,390     195,169     153,449
  Net investment income.....................................    46,232      41,142      38,443
  Net realized investment gains (losses)....................    (3,513)      2,704       4,810
  Reinsurance experience refunds............................        --          --       3,071
  Other.....................................................     4,316       4,556       3,896
                                                              --------    --------    --------
          Total revenues and other income...................   273,425     243,571     203,669
                                                              --------    --------    --------
Expenses:
  Losses and loss adjustment expenses, net..................   213,228     159,760     171,040
  Increase in reserve for extended reporting period
     claims.................................................       400       1,000       1,046
  Policy acquisition and other underwriting expenses........    48,585      43,343      37,424
  Amortization expense, net.................................    (1,126)        142         992
  Interest expense..........................................     1,104       1,098       1,313
  Other.....................................................       987       3,206       1,217
                                                              --------    --------    --------
          Total expenses....................................   263,178     208,549     213,032
                                                              --------    --------    --------
Income (loss) from operations before Federal income taxes
  (benefit), minority interest and extraordinary item.......    10,247      35,022      (9,363)
Federal income taxes (benefit)..............................    (5,121)      6,672      (6,132)
                                                              --------    --------    --------
Income (loss) before minority interest and extraordinary
  item......................................................    15,368      28,350      (3,231)
Minority interest...........................................    (3,669)     (2,559)         --
                                                              --------    --------    --------
Income (loss) before extraordinary item.....................    11,699      25,791      (3,231)
Extraordinary item -- gain on early extinguishment of debt,
  net of taxes of $720......................................        --       1,397          --
                                                              --------    --------    --------
          Net income (loss).................................  $ 11,699    $ 27,188    $ (3,231)
                                                              ========    ========    ========
Net income (loss) per common share -- basic:
     Income (loss) before extraordinary item................  $   1.32    $   2.82    $  (0.35)
     Income from extraordinary item.........................        --        0.15          --
                                                              --------    --------    --------
          Net income (loss) per common share -- basic.......  $   1.32    $   2.97    $  (0.35)
                                                              ========    ========    ========
Net income (loss) per common share -- assuming dilution:
  Income (loss) before extraordinary item...................  $   1.27    $   2.75    $  (0.35)
  Income from extraordinary item............................        --        0.15          --
                                                              --------    --------    --------
          Net income (loss) per common share -- assuming
            dilution........................................  $   1.27    $   2.90    $  (0.35)
                                                              ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000       1999      1998
                                                               ----       ----      ----
                                                                     (IN THOUSANDS)
Net income (loss)...........................................  $11,699   $ 27,188   $(3,231)
                                                              -------   --------   -------
Other comprehensive income (loss):
  Unrealized holding gains (losses) on securities arising
     during the period (net of income taxes (benefit) of
     $8,379, ($12,878) and $3,917 in 2000, 1999 and 1998,
     respectively)..........................................   16,094    (24,997)    7,604
  Less reclassification adjustment for realized (gains)
     losses included in net income (loss) (net of income
     taxes (benefit) of $(1,230), $919 and $1,635 in 2000,
     1999 and 1998, respectively)...........................    2,283     (1,785)   (3,175)
                                                              -------   --------   -------
          Other comprehensive income (loss).................   18,377    (26,782)    4,429
                                                              -------   --------   -------
          Comprehensive income..............................  $30,076   $    406   $ 1,198
                                                              =======   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                             ACCUMULATED
                                                                                OTHER
                                                                            COMPREHENSIVE
                                  COMMON STOCK                               INCOME, NET
                               ------------------   ADDITIONAL               OF DEFERRED        TOTAL
                                SHARES               PAID-IN     RETAINED      FEDERAL      SHAREHOLDERS'
                                ISSUED     AMOUNT    CAPITAL     EARNINGS   INCOME TAXES       EQUITY
                                ------     ------   ----------   --------   -------------   -------------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balances, December 31,
  1997.......................  7,593,275   $7,593    $10,482     $191,635     $ 10,170        $219,880
Net loss.....................         --       --         --       (3,231)          --          (3,231)
Issuance of common stock.....     30,594       31      1,126           --           --           1,157
Issuance of 10% stock
  dividend...................    760,055      760     22,374      (23,272)          --            (138)
Net appreciation on debt and
  equity securities..........         --       --         --           --        4,429           4,429
                               ---------   ------    -------     --------     --------        --------
Balances, December 31,
  1998.......................  8,383,924    8,384     33,982      165,132       14,599         222,097
Net income...................         --       --         --       27,188           --          27,188
Issuance of common stock.....     33,473       34        851           --           --             885
Issuance of 10% stock
  dividend...................    820,688      821     18,465      (19,326)          --             (40)
Common stock repurchased.....   (239,648)    (240)    (6,266)          --           --          (6,506)
Dissenter's rights paid......       (728)      (1)         1          (26)          --             (26)
Net depreciation on debt and
  equity securities..........         --       --         --           --      (26,782)        (26,782)
                               ---------   ------    -------     --------     --------        --------
Balances, December 31,
  1999.......................  8,997,709    8,998     47,033      172,968      (12,183)        216,816
Net income...................         --       --         --       11,699           --          11,699
Issuance of common stock.....     53,866       53      1,136           --           --           1,189
Common stock repurchased.....   (200,352)    (200)    (4,530)          --           --          (4,730)
Tax benefit on MEEMIC
  Holdings stock options
  exercised..................         --       --        225           --           --             225
Net appreciation on debt and
  equity securities..........         --       --         --           --       18,377          18,377
                               ---------   ------    -------     --------     --------        --------
Balances, December 31,
  2000.......................  8,851,223   $8,851    $43,864     $184,667     $  6,194        $243,576
                               =========   ======    =======     ========     ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000         1999         1998
                                                                ----         ----         ----
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  11,699    $  27,188    $  (3,231)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      1,224        2,409        4,311
    Realized (gains) losses on investments..................      3,513       (2,704)      (4,810)
    Deferred Federal income taxes...........................     (5,138)       2,166       (5,335)
    Extraordinary gain on early extinguishment of debt......         --       (2,117)          --
    Tax benefit on MEEMIC Holdings stock options
      exercised.............................................        225           --           --
    Common stock issued as compensation.....................      1,189          885        1,157
    Minority interest.......................................     (6,170)       2,070           --
    Changes in assets and liabilities:
      Premiums due from policyholders.......................     (3,991)      (2,504)       9,780
      Reinsurance balances..................................    (27,459)          59      (31,366)
      Accrued investment income.............................      1,437          778       (1,222)
      Prepaid reinsurance premiums..........................       (727)      (1,750)      (1,681)
      Deferred policy acquisition costs.....................     (1,088)      (1,922)        (124)
      Other assets..........................................     (6,156)         919       (4,818)
      Loss and loss adjustment expense reserves.............     51,132       (3,236)      51,376
      Reserve for extended reporting period claims..........        400        1,000        1,046
      Unearned premiums.....................................      6,520        5,931       (7,846)
      Accrued expenses and other liabilities................     (8,993)      (6,479)      (7,730)
                                                              ---------    ---------    ---------
        Net cash provided by (used in) operating
          activities........................................     17,617       22,693         (493)
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale or maturity of short-term
    investments.............................................    742,866      954,874      602,999
  Purchases of short-term investments.......................   (812,065)    (953,740)    (573,550)
  Proceeds from maturity of securities available for sale...     34,579       10,638       12,440
  Proceeds from sale of securities available for sale.......    196,937      272,807      201,311
  Purchases of securities available for sale................   (160,625)    (285,706)    (240,420)
  Cash acquired in excess of cash paid related to MEEMIC
    acquisition.............................................         --       20,338           --
  Purchases of real estate, property and equipment..........     (2,683)      (5,743)      (1,306)
  Payment on liability for purchased book of business.......         --         (637)        (600)
                                                              ---------    ---------    ---------
        Net cash provided by (used in) investing
          activities........................................       (991)      12,831          874
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Repayment of long-term debt...............................     (3,000)      (2,500)      (2,500)
  Repayment of payable related to an acquisition............        (26)     (13,034)          --
  Cash paid for dissenter's rights..........................         --          (26)          --
  Common stock repurchased..................................     (4,730)      (6,506)          --
  Cash paid in lieu of fractional shares....................         --          (40)        (138)
                                                              ---------    ---------    ---------
        Net cash used in financing activities...............     (7,756)     (22,106)      (2,638)
                                                              ---------    ---------    ---------
        Net increase (decrease) in cash.....................      8,870       13,418       (2,257)
Cash, beginning of year.....................................     13,797          379        2,636
                                                              ---------    ---------    ---------
Cash, end of year...........................................  $  22,667    $  13,797    $     379
                                                              =========    =========    =========
Supplemental disclosure of cash flow information:
  Federal income taxes paid.................................  $   9,000    $   6,869    $   4,701
  Interest paid.............................................      1,104        1,098        1,384
Supplemental schedule of noncash investing and financing
  activities:
  Exchange of assets for ownership interest in MEEMIC.......  $      --    $  23,022    $      --
  Issuance of common stock as compensation..................      1,189          885        1,157
  Liability incurred in acquisition of subsidiary...........         --           --          313
                                                              =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. FORMATION OF COMPANY AND DESCRIPTION OF BUSINESS

     Professionals Group, Inc. (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of ProNational Insurance Company (ProNational), a Michigan-domiciled property and casualty insurance company which primarily provides professional liability insurance coverages and services to health care providers. ProNational owns 100% of ProNational Casualty Company (ProNational Casualty), an inactive Illinois-domiciled property and casualty insurance company. ProNational also owns 84.2% of MEEMIC Holdings, Inc. (MEEMIC Holdings), a publicly traded insurance holding company which provides personal auto, homeowners, boat and umbrella coverages primarily for educational employees and their families through MEEMIC Insurance Company (MEEMIC), a Michigan-domiciled property and casualty insurance company. Professionals Group and subsidiaries are collectively referred to as "the Company."

2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Professionals Group and its wholly-owned subsidiaries, as well as entities over which it has voting control, including MEEMIC Holdings, a publicly traded company in which Professionals Group has an 84.2% ownership interest. All significant intercompany transactions and balances have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which vary in certain respects from statutory accounting practices (SAP) followed in reporting to insurance regulatory authorities (see Note 14 for the effects of such differences).

  Investments

     At December 31, 2000 and 1999, all of the Company's securities are classified as available for sale which are those securities that would be available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among others.

     Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related income tax effect, are excluded from income and recorded as other comprehensive income.

     A decline in the fair value of an available for sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. During 2000, losses of $1,359,000 were recognized on securities that were deemed to have other than temporary declines in fair value. All other declines in fair values of the Company's investment securities in 2000, 1999 or 1998 were deemed to be temporary.

     Investments in preferred stock and common stock of nonaffiliates are stated at fair value. Fair values for all investments are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Short-term investments, which consist principally of commercial paper, money market funds and U.S. Government securities with maturities less than 90 days, are stated at cost, which approximates fair value.

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

  Property and equipment and depreciation

     Property and equipment, consisting of real estate, data processing equipment and furniture and fixtures, are recorded at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over periods ranging from 3 to 25 years. Maintenance, repairs and minor renewals are charged to expense as incurred.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     The cost and related accumulated depreciation of assets sold are removed from the related accounts and the resulting gain or loss is reflected in income.

  Deferred policy acquisition costs

     Policy acquisition costs, specifically commissions, are deferred, subject to ultimate recoverability from future income, including investment income, and amortized to expense over the period in which related premiums are earned. During 2000, 1999 and 1998, the Company amortized deferred acquisition costs to income of $9,253,000, $6,400,000 and $2,737,000, respectively.

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

  Intangible assets

     Intangible assets are comprised mainly of goodwill, which represents the excess of cost over the fair value of assets acquired, and the cost of a purchased book of business. Intangible assets are being amortized on a straight-line basis over ten years. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at December 31, 2000.

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

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     A reconciliation of the numerators and denominators of the "income (loss) per share -- basic" and "income (loss) per share -- assuming dilution" is presented below:

                                                     INCOME         SHARES       PER-SHARE
                                                  (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                  ------------   -------------   ---------
FOR THE YEAR ENDED DECEMBER 31, 2000
  Income per share -- basic.....................  $ 11,699,000     8,894,047      $ 1.32
                                                                                  ======
  Effect of dilutive securities -- stock options
     and stock grants...........................            --        91,919
  Effect of MEEMIC Holdings stock options on
     minority interest..........................      (252,000)           --
                                                  ------------     ---------
  Income per share -- assuming dilution.........  $ 11,447,000     8,985,966      $ 1.27
                                                  ============     =========      ======
FOR THE YEAR ENDED DECEMBER 31, 1999
  Income per share - basic......................  $ 27,188,000     9,144,597      $ 2.97
                                                                                  ======
  Effect of dilutive securities -- stock options
     and stock grants...........................            --       108,439
  Effect of MEEMIC Holdings stock options on
     minority interest..........................      (353,000)           --
                                                  ------------     ---------
  Income per share - assuming dilution..........  $ 26,835,000     9,253,036      $ 2.90
                                                  ============     =========      ======
FOR THE YEAR ENDED DECEMBER 31, 1998
  Loss per share -- basic.......................  $ (3,231,000)    9,189,441      $(0.35)
                                                                                  ======
  Effect of dilutive securities -- stock options
     and stock grants...........................            --            --
                                                  ------------     ---------
  Loss per share -- assuming dilution...........  $ (3,231,000)    9,189,441      $(0.35)
                                                  ============     =========      ======

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

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

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

4. BUSINESS COMBINATIONS

     On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company (MEEMIC). As a result of the conversion, MEEMIC became a wholly-owned subsidiary of MEEMIC Holdings, Inc. (MEEMIC Holdings), a publicly traded Michigan business corporation. As part of MEEMIC's conversion, the Company acquired 5,065,517 shares, or 77%, of the outstanding common stock of MEEMIC Holdings, at a cost of $50.6 million. Of these shares, 2,302,209 shares were acquired upon the conversion of a $21.5 million promissory note (plus accrued interest of $1.5 million) previously issued by MEEMIC to ProNational. The remaining 2,763,308 shares were purchased by ProNational for cash of $27.6 million. This acquisition was accounted for as a purchase business combination. The excess of net assets acquired over cost was $19.6 million, and is being amortized on the straight-line method over 10 years. As contemplated in MEEMIC's conversion plan, MEEMIC accelerated the payment of certain debt. This early extinguishment of debt resulted in an extraordinary gain of $1,397,000, net of federal income taxes of $720,000 in 1999. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of the Company. The following unaudited proforma information presents a summary of the consolidated results of operations of the Company for the years ended December 31, 1999 and 1998, as if this acquisition had occurred on January 1, 1998 (in thousands, except per share data):

                                                                1999       1998
                                                                ----       ----
Total revenues..............................................  $279,571   $273,895
Income before extraordinary item............................    28,820      6,464
Net income..................................................    30,344      6,678
Diluted income per common share before extraordinary item...      3.11       0.69
Diluted net income per common share.........................      3.28       0.72

     These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had this acquisition occurred on January 1, 1998 or of future results of operations of the Company. During 2000, the Company increased its ownership in MEEMIC Holdings to 84.2% at December 31, 2000.

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

     On June 22, 2000, Professionals Group entered into a definitive agreement to consolidate with Medical Assurance, Inc. (NYSE: MAI) and form a new holding company, ProAssurance Corporation (ProAssurance), that would be the nation's third largest writer of liability insurance for health care professionals and facilities. Subject to certain adjustments, Professionals Group shareholders would receive their choice of either $12.00 in cash and shares of ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES approvals and is expected to be completed in 2001. ProAssurance filed an amended Form S-4 Registration Statement with the Securities and Exchange Commission on January 4, 2001 regarding the transactions contemplated by the agreement and plan of consolidation.

5. INVESTMENTS

     A summary of cost or amortized cost, gross unrealized gains and losses and estimated fair value of investments in securities available for sale as of December 31, 2000 and 1999 follows:

                                                COST OR    GROSS UNREALIZED    ESTIMATED
                                               AMORTIZED   -----------------     FAIR
                                                 COST       GAINS    LOSSES      VALUE
                                               ---------   -------   -------   ---------
                                                            (IN THOUSANDS)
AT DECEMBER 31, 2000:
Fixed maturities:
  U.S. Treasury securities and obligations of
     U.S
  Government corporations and agencies.......  $ 23,780    $   353   $   115   $ 24,018
  Debt securities issued by states of the
     United
  States and political subdivisions of the
     states..................................   269,328      5,676       531    274,473
  Debt securities issued by foreign
     governments.............................     3,722        353        --      4,075
  Corporate debt securities..................   147,069      3,015     1,985    148,099
  Mortgage-backed securities:
     Government..............................   145,980      1,279     1,043    146,216
     Other...................................    56,931        659       666     56,924
  Redeemable preferred stocks................    29,278        536       321     29,493
                                               --------    -------   -------   --------
                                               $676,088    $11,871   $ 4,661   $683,298
                                               ========    =======   =======   ========
Equity securities............................  $  2,618    $ 2,331   $    14   $  4,935
                                               ========    =======   =======   ========

                                                COST OR    GROSS UNREALIZED    ESTIMATED
                                               AMORTIZED   -----------------     FAIR
                                                 COST       GAINS    LOSSES      VALUE
                                               ---------   -------   -------   ---------
                                                            (IN THOUSANDS)
AT DECEMBER 31, 1999:
Fixed maturities:
  U.S. Treasury securities and obligations of
     U.S
  Government corporations and agencies.......  $ 41,520    $   103   $ 1,388   $ 40,235
  Debt securities issued by states of the
     United
  States and political subdivisions of the
     states..................................   358,686      2,087     9,563    351,210
  Debt securities issued by foreign
     governments.............................     3,728         --       100      3,628
  Corporate debt securities..................   115,019         86     3,491    111,614
  Mortgage-backed securities:
     Government..............................   149,721         80     5,104    144,697
     Other...................................    57,475         16     2,290     55,201
  Redeemable preferred stocks................    24,399        183       131     24,451
                                               --------    -------   -------   --------
                                               $750,548    $ 2,555   $22,067   $731,036
                                               ========    =======   =======   ========
Equity securities............................  $  3,846    $ 1,071   $    18   $  4,899
                                               ========    =======   =======   ========

     The amortized cost and estimated fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below. Expected maturities on certain corporate and mortgage-backed securities may

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
Due in one year or less.....................................  $ 23,767     $ 23,820
Due after one year through five years.......................   107,192      108,180
Due after five years through ten years......................   193,453      197,228
Due after ten years.........................................   119,487      121,437
                                                              --------     --------
                                                               443,899      450,665
Mortgage-backed securities:
  Government................................................   145,980      146,216
  Other.....................................................    56,931       56,924
Redeemable preferred stocks.................................    29,278       29,493
                                                              --------     --------
                                                              $676,088     $683,298
                                                              ========     ========

     Proceeds and related gross realized gains and gross realized losses on sales of fixed maturities and equity securities follow:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Proceeds.............................................  $196,937   $272,807   $201,311
                                                       ========   ========   ========
Gross realized gains.................................  $  1,931   $  4,192   $  5,906
Gross realized losses................................    (5,444)    (1,488)    (1,096)
                                                       --------   --------   --------
  Net realized gains (losses)........................  $ (3,513)  $  2,704   $  4,810
                                                       ========   ========   ========

     A summary of the sources of net investment income follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Fixed maturities........................................  $43,652   $39,833   $38,584
Equity securities.......................................        3         7       151
Short-term investments and cash.........................    3,866     2,605     1,308
Real estate.............................................       51        51       298
Other invested assets...................................      423       116        65
                                                          -------   -------   -------
  Gross investment income...............................   47,995    42,612    40,406
Less investment expenses................................    1,763     1,470     1,963
                                                          -------   -------   -------
                                                          $46,232   $41,142   $38,443
                                                          =======   =======   =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Net realized gains (losses) and net appreciation (depreciation) in fair value of available for sale securities follow:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------   --------   ------
                                                                (IN THOUSANDS)
Net realized gains (losses):
  Fixed maturities......................................  $(4,002)  $  2,585   $1,369
  Equity securities.....................................      489        119    3,441
                                                          -------   --------   ------
       Net realized gains (losses)......................  $(3,513)  $  2,704   $4,810
                                                          =======   ========   ======
Net appreciation (depreciation) in fair value of
  available for sale securities:
  Fixed maturities......................................  $26,722   $(41,766)  $8,031
  Equity securities.....................................    1,264      1,187   (1,320)
                                                          -------   --------   ------
       Net appreciation (depreciation)..................  $27,986   $(40,579)  $6,711
                                                          =======   ========   ======

     At December 31, 2000, U.S. Treasury notes and certificates of deposit with a carrying value of $5,834,000 were on deposit with regulatory authorities, as required by law.

6. REINSURANCE

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

     The Company has various excess-of-loss, quota-share and stop loss reinsurance agreements. As of December 31, 2000, the maximum current net retention on business generated by Professionals Group's insurance subsidiaries, subject to certain adjustments of risk on any single coverage per claim after reinsurance, was $500,000.

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

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     At December 31, 2000, amounts related to reinsurance balances and prepaid reinsurance premiums follow:

                                                                              PREPAID
                                                              REINSURANCE   REINSURANCE
                                                               BALANCES      PREMIUMS
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
General Reinsurance Corporation.............................   $ 53,553       $2,986
Michigan Catastrophic Claims Association....................     36,079           --
PMA Reinsurance Corporation.................................     25,373        1,210
Continental Casualty Company................................     21,713          417
DP Mann Underwriting Agency.................................     14,252          139
American Reinsurance Company................................      9,141           47
Odyssey Reinsurance Corporation.............................      5,418          695
Transatlantic Reinsurance...................................      4,884          695
Max Re Ltd..................................................      4,529           --
TIG Reinsurance Company.....................................      4,425           --
Gerling Global Reinsurance Corp. of America.................      2,647           --
Other.......................................................     13,545        1,205
                                                               --------       ------
                                                               $195,559       $7,394
                                                               ========       ======

     Reinsurance balances consisted of amounts related to:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Recoverables:
  Paid losses and loss adjustment expenses..................  $  9,395   $  6,275
  Unpaid losses and loss adjustment expenses................   195,331    167,722
                                                              --------   --------
          Total reinsurance recoverables....................   204,726    173,997
Ceded reinsurance premiums payable..........................   (10,943)    (6,919)
Assumed reinsurance premiums receivable.....................       337        388
Ceded reinsurance commissions receivable....................     2,489      2,062
Assumed reinsurance losses and commissions payable..........    (1,050)    (1,428)
                                                              --------   --------
                                                              $195,559   $168,100
                                                              ========   ========

     The effect of reinsurance on premiums written and earned is as follows:

                                              YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                                 2000                  1999                  1998
                          -------------------   -------------------   -------------------
                          WRITTEN     EARNED    WRITTEN     EARNED    WRITTEN     EARNED
                          --------   --------   --------   --------   --------   --------
                                                  (IN THOUSANDS)
Direct..................  $269,568   $262,713   $199,759   $193,180   $114,749   $122,547
Assumed -- MEEMIC.......        --         --     22,513     22,513     42,693     42,693
Assumed -- other........     1,673      1,961      2,851      3,497      5,087      5,135
Ceded...................   (39,011)   (38,284)   (25,772)   (24,021)   (18,607)   (16,926)
                          --------   --------   --------   --------   --------   --------
  Net...................  $232,230   $226,390   $199,351   $195,169   $143,922   $153,449
                          ========   ========   ========   ========   ========   ========

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     The effect of reinsurance on losses and loss adjustment expenses incurred are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Assumed -- MEEMIC....................................  $   (192)  $ 11,872   $ 28,000
Assumed -- Other.....................................     2,575      2,684      4,208
                                                       --------   --------   --------
          Total assumed..............................  $  2,383   $ 14,556   $ 32,208
                                                       ========   ========   ========
Ceded................................................  $(64,106)  $(36,869)  $(31,973)
                                                       ========   ========   ========

7. FEDERAL INCOME TAXES

     Professionals Group, together with its subsidiaries, files a consolidated Federal income tax return. Prior to Professionals Group obtaining more than 80% ownership of MEEMIC Holdings on September 15, 2000, MEEMIC Holdings, together with its subsidiaries, filed its own consolidated Federal income tax return. The income tax expense or benefit for both Professionals Group and MEEMIC Holdings is computed under the liability method, whereby deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and those for income tax purposes.

     The provision for Federal income taxes (benefit) consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999      1998
                                                          ----       ----      ----
                                                                (IN THOUSANDS)
Current................................................  $    17   $  4,506   $  (797)
Deferred...............................................   (5,138)     2,166    (5,335)
                                                         -------   --------   -------
                                                         $(5,121)  $  6,672   $(6,132)
                                                         =======   ========   =======

     The significant components of Federal income tax expense (benefit) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999      1998
                                                          ----       ----      ----
                                                                (IN THOUSANDS)
Continuing operations..................................  $(5,121)  $  6,672   $(6,132)
Extraordinary item.....................................       --        720        --
Shareholders' equity...................................    9,384    (13,797)    2,282
                                                         -------   --------   -------
                                                         $ 4,263   $ (6,405)  $(3,850)
                                                         =======   ========   =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Actual Federal income taxes (benefit) vary from amounts computed by applying the current Federal income tax rate of 35% for 2000 and 34% for 1999 and 1998 to income or loss before Federal income taxes (benefit). The reasons for these differences, and the tax effects thereof, are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Expected tax expense (benefit)..........................  $ 3,586   $11,907   $(3,183)
Dividends received deduction............................     (307)     (219)     (202)
Tax-exempt interest.....................................   (4,571)   (4,708)   (3,733)
Non deductible merger expenses..........................       --        --       801
Effect of tax rate change on deferred provision.........     (826)       --        --
Adjustment to prior years' tax liability................   (2,108)      263       515
Other, net..............................................     (895)     (571)     (330)
                                                          -------   -------   -------
Actual tax expense (benefit)............................  $(5,121)  $ 6,672   $(6,132)
                                                          =======   =======   =======

     The tax effects of temporary differences that give rise to deferred Federal income tax assets and deferred Federal income tax liabilities follow:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                               ----      ----
                                                               (IN THOUSANDS)
Deferred Federal income tax assets arising from:
  Intangible assets.........................................  $11,815   $12,721
  Loss and loss adjustment expense reserves.................   20,912    23,340
  Unearned premium reserves.................................    6,050     5,483
  Alternative minimum tax credits...........................      454     1,100
  Other tax credit carryforwards............................       --     2,162
  Net unrealized losses on investments......................       --     6,276
  Net operating loss carryforwards..........................   15,443     3,870
  Other.....................................................      980     1,803
                                                              -------   -------
          Total deferred Federal income tax assets..........   55,654    56,755
                                                              -------   -------
Deferred Federal income tax liabilities arising from:
  Deferred policy acquisition costs.........................    1,696     1,221
  Net unrealized gains on investments.......................    3,334        --
  Other.....................................................      934     1,373
                                                              -------   -------
          Total deferred Federal income tax liabilities.....    5,964     2,594
                                                              -------   -------
          Net deferred Federal income taxes.................  $49,690   $54,161
                                                              =======   =======

     As of December 31, 2000, the Company has $44,100,000 of net operating loss carryforwards which may be used to offset future taxable income. These loss credits begin to expire in 2013.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

8. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

     Activity in loss and loss adjustment expense reserves is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                        ----       ----        ----
                                                              (IN THOUSANDS)
Balance, beginning of year..........................  $631,981   $ 540,583   $489,207
Less reinsurance balances recoverable...............  (167,722)   (108,036)   (80,431)
                                                      --------   ---------   --------
Net balance, beginning of year......................   464,259     432,547    408,776
                                                      --------   ---------   --------
Incurred related to:
  Current year......................................   223,480     181,944    161,417
  Prior years.......................................   (10,252)    (22,184)     9,623
                                                      --------   ---------   --------
          Total incurred............................   213,228     159,760    171,040
                                                      --------   ---------   --------
Loss and loss adjustment expense reserves acquired
  (see Note 4)......................................        --      39,836         --
                                                      --------   ---------   --------
Paid related to:
  Current year......................................    63,218      47,191     26,157
  Prior years.......................................   126,487     120,693    121,112
                                                      --------   ---------   --------
          Total paid................................   189,705     167,884    147,269
                                                      --------   ---------   --------
Net balance, end of year............................   487,782     464,259    432,547
Plus reinsurance balances recoverable...............   195,331     167,722    108,036
                                                      --------   ---------   --------
Balance, end of year................................  $683,113   $ 631,981   $540,583
                                                      ========   =========   ========

     The estimates for loss and loss adjustment expense reserves are reviewed regularly and adjusted as necessary which resulted in favorable reserve development of prior years' reserves in 2000 and 1999. The unfavorable reserve development in 1998 was mainly attributable to a $25.6 million reserve charge recorded in 1998 to reflect actuarial estimates and the application of the Company's reserving practices to the Florida book of business acquired as part of the merger with PPTF in July 1998 as well as a $9.5 million excess limits verdict on one Florida claim. This unfavorable reserve development was offset somewhat by $25.5 million of favorable reserve development related to the Company's Midwest book of business.

9. LONG-TERM DEBT

     Professionals Group has an unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (7.38% at December 31, 2000), and payable quarterly (the "Credit Agreement"). Remaining principal payments are due on April 30 of each year, as follows: 2001 -- $3,000,000; 2002 -- $3,500,000; 2003 -- $3,500,000; and 2004 -- $4,500,000.

     The Credit Agreement prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). The Credit Agreement also requires the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or has received waivers of, all required covenants as of December 31, 2000.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS

     Professionals Group and its subsidiaries currently maintain several defined contribution employee benefit plans, stock purchase plans and incentive plans, all of which cover substantially all employees of the respective subsidiaries meeting certain eligibility requirements. The Company's contributions to these plans are primarily based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. The Company's expense under all benefit plans was $3,165,000, $2,193,000 and $1,541,000 in 2000, 1999 and 1998, respectively.

11. SHAREHOLDERS' EQUITY

     Approximately $955.6 million of consolidated assets represents assets of the Company's insurance operations that are subject to regulation and may not be transferred to Professionals Group in the form of dividends, loans or advances. The amount of dividends that Professionals Group's insurance subsidiaries can pay to Professionals Group in any 12-month period is limited to the greater of statutory net income for the preceding year, excluding realized gains (losses) on sales of investments, or 10% of statutory surplus as of the preceding year end. As of January 1, 2001, approximately $25,354,000 could be paid by Professionals Group's insurance subsidiaries without prior regulatory approval. In 2000, 1999 and 1998, Professionals Group received dividends of $23,000,000, $12,000,000 and $12,316,000, respectively from its insurance subsidiaries.

     In 1999, Professionals Group's Board of Directors authorized management to repurchase up to 440,000 shares of the Company's common stock. During 2000 and 1999 the Company repurchased 200,352 and 239,648 shares under this plan at a total cost of $4,730,000 and $6,506,000, respectively.

12. STOCK OPTIONS AND AWARDS

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

     MEEMIC Holdings has established a stock compensation plan (the "MEEMIC Plan") under which 300,000 shares of MEEMIC Holdings' common stock are available to provide performance-based compensation to officers, directors and employees of MEEMIC Holdings and its subsidiaries. All terms and conditions of any grants under the MEEMIC Plan are at the discretion of the Compensation Committee of MEEMIC Holdings' board of directors. Currently, all options have been granted at the market price of MEEMIC

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

Holdings' common stock on the date of grant. These options vest and become exercisable over five years beginning one year from the date of the grant, and expire ten years from the date of grant.

     For all three option plans, no charges to operations are recorded with respect to authorization, grant or exercise of options and proceeds received upon exercise are credited to shareholders' equity.

     Option information regarding the Incentive Plan for the years ending December 31, 2000, 1999 and 1998 follows:

                                               2000                 1999                 1998
                                        ------------------   ------------------   ------------------
                                                  WEIGHTED             WEIGHTED             WEIGHTED
                                                  AVERAGE              AVERAGE              AVERAGE
                                                  EXERCISE             EXERCISE             EXERCISE
                                        SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                        -------   --------   -------   --------   -------   --------
Outstanding at beginning of year......  253,065    $29.94    161,150    $33.64    146,500    $37.00
Granted...............................    6,502     23.97     71,000     30.35         --        --
Stock dividend adjustment.............       --        --     20,915     30.58     14,650     33.64
Exercised.............................       --        --         --        --         --        --
Canceled..............................  (11,600)    27.53         --        --         --        --
                                        -------              -------              -------
Outstanding at end of year............  247,967     29.89    253,065     29.94    161,150     33.64
                                        =======              =======              =======
Options exercisable at end of year....  127,021               70,906               32,230
                                        =======              =======              =======
Weighted average fair value of options
  granted during the year.............             $ 5.37               $12.55               $   --
                                                   ======               ======               ======

     Options outstanding as of December 31, 2000 under the Incentive Plan consisted of the following:

                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
------------------------------------------------------------------------------   --------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED              WEIGHTED
                                                         REMAINING    AVERAGE                AVERAGE
                                                        CONTRACTUAL   EXERCISE              EXERCISE
          RANGE OF EXERCISE PRICES            NUMBER       LIFE        PRICE      NUMBER      PRICE
          ------------------------            ------    -----------   --------    ------    --------
$16.25 - $32.85.............................  247,967    6.7 years     $29.89    127,021     $30.04
                                              =======                            =======
Options available for grant at end of
  year......................................   40,433
                                              =======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Option information regarding the Directors Plan for the years ending December 31, 2000, 1999 and 1998 follows:

                                              2000                1999                1998
                                        -----------------   -----------------   -----------------
                                                 WEIGHTED            WEIGHTED            WEIGHTED
                                                 AVERAGE             AVERAGE             AVERAGE
                                                 EXERCISE            EXERCISE            EXERCISE
                                        SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                        ------   --------   ------   --------   ------   --------
Outstanding at beginning of year......  22,158    $23.77    15,345    $25.44     9,450    $22.38
Granted...............................   4,500     16.84     6,500     27.63     4,500     39.75
Stock dividend adjustment.............      --        --     2,018     23.77     1,395     25.44
Exercised.............................      --        --        --        --        --        --
Canceled/expired......................  (6,502)    23.97    (1,705)    25.44        --        --
                                        ------              ------              ------
Outstanding at end of year............  20,156     22.16    22,158     23.77    15,345     25.44
                                        ======              ======              ======
Options exercisable at end of year....  15,656              15,008              10,395
                                        ======              ======              ======
Weighted average fair value of options
  granted during the year.............            $ 8.80              $12.44              $19.46
                                                  ======              ======              ======

     Options outstanding as of December 31, 2000 under the Directors Plan consisted of the following:

                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
------------------------------------------------------------------------------   -------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED             WEIGHTED
                                                         REMAINING    AVERAGE               AVERAGE
                                                        CONTRACTUAL   EXERCISE             EXERCISE
          RANGE OF EXERCISE PRICES             NUMBER      LIFE        PRICE     NUMBER      PRICE
          ------------------------             ------   -----------   --------   ------    --------
$16.25 - $32.85.............................   20,156    4.5 years     $22.16    15,656     $23.69
                                               ======                            ======
Options available for grant at end of
  year......................................   21,637
                                               ======

     Option information regarding the MEEMIC Plan for the years ending December 31, 2000 and 1999 follows:

                                                                2000                 1999
                                                         ------------------   ------------------
                                                                   WEIGHTED             WEIGHTED
                                                                   AVERAGE              AVERAGE
                                                                   EXERCISE             EXERCISE
                                                         SHARES     PRICE     SHARES     PRICE
                                                         -------   --------   -------   --------
Outstanding at beginning of year.......................  280,000    $10.00         --    $   --
Granted................................................       --        --    280,000     10.00
Exercised..............................................  (56,000)    10.00         --        --
Canceled...............................................       --        --         --        --
                                                         -------              -------
Outstanding at end of year.............................  224,000     10.00    280,000     10.00
                                                         =======              =======
Options exercisable at end of year.....................       --                   --
                                                         =======              =======
Weighted average fair value of options granted during
  the year.............................................             $   --               $ 5.14
                                                                    ======               ======

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

     Options outstanding as of December 31, 2000 under the MEEMIC Plan consisted of the following:

                              OPTIONS OUTSTANDING
-------------------------------------------------------------------------------   OPTIONS EXERCISABLE
                                                          WEIGHTED                -------------------
                                                           AVERAGE     WEIGHTED             WEIGHTED
                                                          REMAINING    AVERAGE               AVERAGE
                                                         CONTRACTUAL   EXERCISE             EXERCISE
          RANGE OF EXERCISE PRICES             NUMBER       LIFE        PRICE     NUMBER      PRICE
          ------------------------             ------    -----------   --------   ------    --------
$10.00.......................................  224,000    8.5 years     $10.00       --       $  --
                                               =======                             ====
Options available for grant at end of year...   20,000
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

                                                           2000      1999      1998
                                                           ----      ----      ----
Net income (loss):
  As reported...........................................  $11,699   $27,188   $(3,231)
  Proforma..............................................   11,651    26,426    (3,289)
Net income (loss) per common share assuming dilution:
  As reported...........................................     1.27      2.90     (0.35)
  Proforma..............................................     1.27      2.82     (0.35)

     The fair value of options at date of grant for the Incentive Plan and Directors Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0%; expected volatility of 37.1%, 35.4% and 35.6%; risk-free interest rate of 6.77% and 5.90% for the Incentive Plan (2000 and 1999, respectively); risk free interest rate of 6.74%, 6.01% and 5.69% for the Directors Plan; expected lives of 5 years and 10 years for the Incentive Plan (2000 and 1999, respectively); and expected lives of 7 years for the Directors Plan.

     The fair value of options at date of grant for the MEEMIC Plan was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999: dividend yield of 0%; expected volatility of 51.2%; risk-free interest rate of 5.84%; and expected life of 5 years.

     The proforma effect on net income for 2000, 1999 and 1998 is not representative of the proforma effect on net income for future years because additional stock option awards could be made in future years.

13. COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, management is of the opinion that the final outcome of such litigation will not have a material effect upon the Company's financial statements.

14. STATUTORY INSURANCE ACCOUNTING PRACTICES

     ProNational, MEEMIC and ProNational Casualty are required to file financial statements prepared in accordance with SAP prescribed or permitted by Michigan and Illinois with their respective domiciliary states.

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

The only material statutory accounting method utilized by ProNational that was permitted rather than prescribed was the recording of the merger transaction with PPTF as a "pooling of interests" business combination for statutory reporting. SAP did not provide explicit guidance on the accounting for this transaction. As a result of applying "pooling of interests" accounting to the statutory financial statements, all prior periods were restated to reflect the combined operations of ProNational and PPTF. MEEMIC and ProNational Casualty do not utilize any permitted accounting practices.

     Accounting practices used to prepare statutory-basis financial statements differ in some respects from GAAP. A reconciliation of statutory capital and surplus at December 31, 2000 and 1999, and statutory net income (loss) for the years ended December 31, 2000, 1999 and 1998, of ProNational and ProNational Casualty, as applicable (as filed with their respective insurance regulatory authorities), to the amounts shown in the accompanying consolidated financial statements follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
Statutory capital and surplus...............................  $253,545   $229,657
Add (deduct) adjustments to statutory capital and surplus to convert to GAAP:
  Net unrealized appreciation (depreciation) on securities
     available for sale.....................................     5,328    (19,369)
  Net unrealized appreciation on MEEMIC Holdings............   (76,507)   (26,890)
  Deferred policy acquisition costs.........................     2,062      1,038
  Deferred Federal income taxes.............................    34,135     36,361
  Nonadmitted assets........................................     4,399      5,158
  Liabilities for GAAP in excess of SAP.....................      (900)    (1,350)
  Liabilities for SAP in excess of GAAP.....................     2,768      6,795
  Accumulated intercompany dividends........................    46,533     23,533
  Accumulated deficit attributable to Professionals Group...   (16,312)   (10,608)
  Intercompany paid-in capital..............................   (20,000)   (20,000)
  Surplus contributions.....................................   (10,094)   (10,094)
  Common stock issued.......................................     3,230      2,042
  Common stock repurchased..................................   (11,236)    (6,506)
  Accumulated equity attributable to MEEMIC Holdings........    27,591      8,075
  Other, net................................................      (966)    (1,026)
                                                              --------   --------
          Total shareholders' equity per accompanying
            consolidated balance sheets.....................  $243,576   $216,816
                                                              ========   ========

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000      1999       1998
                                                                ----      ----       ----
                                                                     (IN THOUSANDS)
Statutory net income (loss).................................  $(10,977)  $22,363   $(18,964)
Add (deduct) adjustments to statutory net income (loss) to
  convert to GAAP:
  Deferred Federal income tax benefit (expense).............     5,855    (1,041)     5,335
  Prior year Federal income tax benefit.....................     4,685        --         --
  Deferred reinsurance experience refund....................        --        --      2,244
  Change in loss and loss adjustment expense reserve
     discount...............................................        --        --     10,658
  Change in liabilities for GAAP in excess of SAP...........       450       450        450
  Other, net................................................       927      (503)        89
                                                              --------   -------   --------
Combined net income (loss) of insurance companies based on
  GAAP......................................................       940    21,269       (188)
Net income (loss) attributable to non-insurance
  subsidiaries..............................................        91      (468)        49
Net income attributable to MEEMIC Holdings..................    16,372     9,816         --
Net loss attributable to Professionals Group................    (5,704)   (3,429)    (3,092)
                                                              --------   -------   --------
Net income (loss) per accompanying consolidated statements
  of operations.............................................  $ 11,699   $27,188   $ (3,231)
                                                              ========   =======   ========

     On January 1, 2001, significant changes to the statutory basis of accounting will become effective in all states in which the Company is licensed. The cumulative effect of these changes, known as the Codification guidance, will be recorded as a direct adjustment to statutory surplus. The effect of adoption on the Company's statutory surplus has not been determined. The Company expects that statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements.

15. CONCENTRATIONS AND CREDIT RISK

     Premiums written through independent agents approximated 59%, 56% and 51% of ProNational's direct written premiums in 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, the top ten agents produced, in aggregate, approximately 28%, 31% and 27%, respectively, of ProNational's direct written premiums. Approximately 90% of MEEMIC's premiums are written through its wholly-owned agency. In both 2000 and 1999, the top ten agency representatives produced, in aggregate, approximately 35% of MEEMIC's direct written premiums.

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

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited operating results by quarter for 2000 and 1999 are summarized below:

                                                        INCOME (LOSS)             NET INCOME
                                                        BEFORE INCOME                PER
                                              TOTAL        TAXES,                   COMMON
                                            REVENUES      MINORITY                  SHARE-
                                            AND OTHER   INT. & EXTRA.     NET      ASSUMING
                                             INCOME         ITEM        INCOME     DILUTION
                                            ---------   -------------   ------    ----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
2000:
  1st Quarter.............................  $ 69,088       $ 3,685      $ 3,097      0.33
  2nd Quarter.............................    68,867         6,450        4,549      0.50
  3rd Quarter.............................    69,703         4,501        3,125      0.34
  4th Quarter.............................    65,767        (4,389)         928      0.10
                                            --------       -------      -------      ====
          Year............................  $273,425       $10,247      $11,699
                                            ========       =======      =======
1999:
  1st Quarter.............................  $ 50,666       $ 8,532      $ 6,655      0.71
  2nd Quarter.............................    51,372         6,741        5,104      0.55
  3rd Quarter.............................    70,277        10,769        7,797      0.83
  4th Quarter.............................    71,256         8,980        7,632      0.82
                                            --------       -------      -------      ====
          Year............................  $243,571       $35,022      $27,188
                                            ========       =======      =======

     The sum of quarterly net income per common share data for 1999 does not equal the annual amount due to changes in the weighted average number of common shares outstanding during the respective periods.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Under SFAS No. 107, the Company's investment securities, cash, short-term investments and long-term debt constitute financial instruments. The carrying amounts of all financial instruments -- other than investment securities (see
Note 5), approximated their fair values at December 31, 2000 and 1999.

18. RELATED PARTY TRANSACTIONS

     Professionals Group provided MEEMIC with information system services and certain consulting services under a Management Services Agreement. Fees for such services were $1,066,000 for 1999 and $2,073,000 for 1998 and were included as a reduction to other underwriting expenses. The Management Services Agreement was terminated on July 1, 1999 as a result of Professionals Group's acquisition of a majority ownership interest in MEEMIC Holdings (see Note 4).

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

19. SEGMENT INFORMATION

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

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2000         1999        1998
                                                       ----         ----        ----
                                                              (IN THOUSANDS)
Revenues:
  Professional liability lines....................  $  107,862   $  113,392   $113,827
  Personal lines..................................     118,528       81,777     42,693
  Investment operations...........................      42,719       43,846     43,253
  Corporate and other.............................       4,316        4,556      3,896
                                                    ----------   ----------   --------
          Total revenues..........................  $  273,425   $  243,571   $203,669
                                                    ==========   ==========   ========
Income (loss) before income taxes:
  Professional liability lines....................  $  (48,393)  $  (20,113)  $(52,716)
  Personal lines..................................      13,830       11,179      1,698
  Investment operations...........................      42,719       43,846     43,253
  Corporate and other.............................       2,091          110     (1,598)
                                                    ----------   ----------   --------
          Total income (loss) before income
            taxes.................................  $   10,247   $   35,022   $ (9,363)
                                                    ==========   ==========   ========
Identifiable assets:
  Property and casualty insurance.................  $1,119,046   $1,064,364   $881,866
  Corporate and other.............................      17,707        7,725      7,345
                                                    ----------   ----------   --------
          Total identifiable assets...............  $1,136,753   $1,072,089   $889,211
                                                    ==========   ==========   ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Professionals Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 present fairly, in all material respects, the financial position of Professionals Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Grand Rapids, Michigan
February 16, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Professionals Group, Inc.:

     We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity and cash flows of Professionals Group, Inc. (formerly Professionals Insurance Company Management Group) and subsidiaries (the Company) for the year ended December 31, 1998. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules for the year ended December 31, 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Professionals Group, Inc., and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The consolidated financial statements give retroactive effect to the merger of the Company and Physicians Protective Trust Fund, on July 1, 1998, which has been accounted for as a pooling of interests business combination, as described in the notes to the consolidated financial statements.

/s/KPMG LLP

East Lansing, Michigan
February 23, 1999

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
ASSETS
Investment in subsidiaries..................................  $247,086   $232,930
Short-term investments, at cost, which approximates fair
  value.....................................................    11,684      2,183
Cash........................................................       (33)       544
Other assets................................................       119        144
                                                              --------   --------
          Total assets......................................  $258,856   $235,801
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Long-term debt..............................................  $ 14,500   $ 17,500
Accrued expenses and other liabilities......................       780      1,485
                                                              --------   --------
                                                                15,280     18,985
                                                              --------   --------
Shareholders' Equity:
Preferred stock, no par value; 5,000,000 shares authorized;
  no shares issued and outstanding..........................        --         --
Common stock, no par value; 25,000,000 shares authorized;
  8,851,223 and 8,997,709 shares issued and outstanding in
  2000 and 1999.............................................     8,851      8,998
Additional paid-in capital..................................    43,864     47,033
Retained earnings...........................................   184,667    172,968
Accumulated other comprehensive income (loss), net of
  deferred federal income taxes.............................     6,194    (12,183)
                                                              --------   --------
          Total shareholders' equity........................   243,576    216,816
                                                              --------   --------
          Total liabilities and shareholders' equity........  $258,856   $235,801
                                                              ========   ========

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000      1999      1998
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Revenues:
  Dividend income from subsidiary...........................  $23,000   $12,000   $ 4,816
  Investment income.........................................      249       109       109
  Other income..............................................        7     1,066     2,073
                                                              -------   -------   -------
          Total revenues....................................   23,256    13,175     6,998
                                                              -------   -------   -------
Expenses:
  Operating and administrative..............................    4,760     3,214     3,462
  Amortization expense......................................       97       344       344
  Interest expense..........................................    1,104     1,098     1,468
                                                              -------   -------   -------
          Total expenses....................................    5,961     4,656     5,274
                                                              -------   -------   -------
  Income before federal income taxes and equity in
     undistributed income (loss) of subsidiaries............   17,295     8,519     1,724
Federal income taxes........................................       --        --        --
                                                              -------   -------   -------
  Income before equity in undistributed income (loss) of
     subsidiaries...........................................   17,295     8,519     1,724
Equity in undistributed income (loss) of subsidiaries.......   (5,596)   18,669    (4,955)
                                                              -------   -------   -------
          Net income (loss).................................  $11,699   $27,188   $(3,231)
                                                              =======   =======   =======

     These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Professionals Group, Inc. and subsidiaries.

  See accompanying notes to the condensed financial information of registrant.

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 11,699   $ 27,188   $ (3,231)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Equity in undistributed (income) loss of
       subsidiaries.........................................     5,596    (18,669)     4,955
     Dividend of investment from subsidiary.................        --         --     (2,816)
     Tax benefit on MEEMIC stock options exercised..........       225         --         --
     Amortization...........................................       (80)       257        259
     Common stock issued as compensation....................     1,189        885      1,157
     Decrease (Increase) in other assets....................      (297)       530        (26)
     Increase (decrease) in accrued expenses and other
       liabilities..........................................      (705)       176       (269)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    17,627     10,367         29
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale or maturity of short-term
     investments............................................    41,710     43,709     40,381
  Purchases of short-term investments.......................   (51,034)   (44,474)   (37,761)
  Capital contribution to consolidated subsidiary...........    (1,150)        --         --
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................   (10,474)      (765)     2,620
                                                              --------   --------   --------
Cash flows from financing activities:
  Repayment of long-term debt...............................    (3,000)    (2,500)    (2,500)
  Common stock repurchased..................................    (4,730)    (6,506)        --
  Cash paid in lieu of fractional shares....................        --        (40)      (138)
  Cash paid for dissenter's rights..........................        --        (26)        --
                                                              --------   --------   --------
          Net cash used in financing activities.............    (7,730)    (9,072)    (2,638)
                                                              --------   --------   --------
Net change in cash..........................................      (577)       530         11
Cash, beginning of period...................................       544         14          3
                                                              --------   --------   --------
Cash, end of period.........................................  $    (33)  $    544   $     14
                                                              ========   ========   ========
Supplemental disclosure of non-cash financing activities:
  Issuance of common stock as compensation..................  $  1,189   $    885   $  1,157
                                                              ========   ========   ========
  Liability incurred in acquisition of subsidiary...........        --         --   $    313
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

                   PROFESSIONALS GROUP, INC. (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1) DESCRIPTION OF BUSINESS

     Professionals Group, Inc. (Professionals Group) is an insurance holding company incorporated under Michigan law on January 31, 1996.

     Professionals Group owns all of the issued and outstanding common stock of the following entities:

          ProNational Insurance Company -- a stock insurance company incorporated under Michigan law (ProNational). ProNational also owns 84% of MEEMIC Holdings, Inc. (see note 3 below).

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

     Professionals Group also owns 80% of the issued and outstanding common stock of MedAdvantage, Inc. MedAdvantage, Inc. provides credentialing verification services for medical service providers.

(2) FEDERAL INCOME TAXES

     Under terms of Professionals Group's tax sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis.

(3) BUSINESS COMBINATIONS

     On July 1, 1999, Michigan Educational Employees Mutual Insurance Company completed its conversion to a stock insurance company and changed its name to MEEMIC Insurance Company (MEEMIC). MEEMIC became a wholly owned subsidiary of MEEMIC Holdings, Inc. (MEEMIC Holdings), a publicly traded Michigan business corporation. As part of MEEMIC's conversion, ProNational acquired 77% of the outstanding common stock of MEEMIC Holdings. This acquisition was accounted for as a purchase business combination. Beginning July 1, 1999, the financial results of MEEMIC Holdings have been consolidated into the financial results of Professionals Group. During 2000, Professionals Group increased its ownership in MEEMIC Holdings to 84% at December 31, 2000. See also Note 4 to Professionals Group and subsidiaries consolidated financial statements.

     On June 22, 2000, Professionals Group entered into a definitive agreement to consolidate with Medical Assurance, Inc. (NYSE: MAI) and form a new holding company, ProAssurance Corporation (ProAssurance) that would be the nation's third largest writer of liability insurance for health care professionals and facilities. Subject to certain adjustments, Professionals Group shareholders would receive their choice of either $12.00 in cash and shares of ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in 2001. ProAssurance filed an amended Form S-4 Registration Statement with the Securities and Exchange Commission on January 4, 2001 regarding the transactions contemplated by the agreement and plan of consolidation.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                    LOSS AND               RESERVE FOR
                                      DEFERRED        LOSS                  EXTENDED                              NET LOSSES
                                       POLICY      ADJUSTMENT               REPORTING       NET         NET        AND LOSS
                                     ACQUISITION    EXPENSE     UNEARNED     PERIOD      PREMIUMS    INVESTMENT   ADJUSTMENT
              SEGMENT                   COSTS       RESERVES    PREMIUMS     CLAIMS       EARNED       INCOME      EXPENSES
              -------                -----------   ----------   --------   -----------   --------    ----------   ----------
YEAR ENDED DECEMBER 31, 2000
Professional liability lines.......    $2,062       $582,526    $57,070      $28,074     $107,862     $    --      $136,000
Personal lines.....................     2,784        100,587     36,755           --      118,528          --        77,228
Investment operations..............        --             --         --           --           --      46,232            --
                                       ------       --------    -------      -------     --------     -------      --------
        Total......................    $4,846       $683,113    $93,825      $28,074     $226,390     $46,232      $213,228
                                       ======       ========    =======      =======     ========     =======      ========
YEAR ENDED DECEMBER 31, 1999
Professional liability lines.......    $1,038       $545,789    $53,157      $27,674     $113,392     $    --      $108,067
Personal lines.....................     2,552         86,192     34,148           --       81,777          --        51,693
Investment operations..............        --             --         --           --           --      41,142            --
                                       ------       --------    -------      -------     --------     -------      --------
        Total......................    $3,590       $631,981    $87,305      $27,674     $195,169     $41,142      $159,760
                                       ======       ========    =======      =======     ========     =======      ========
YEAR ENDED DECEMBER 31, 1998
Professional liability lines.......    $1,500       $526,574    $48,201      $26,674     $110,755     $    --      $143,041
Personal lines.....................        --         14,009         --           --       42,694          --        27,999
Investment operations..............        --             --         --           --           --      38,443            --
                                       ------       --------    -------      -------     --------     -------      --------
        Total......................    $1,500       $540,583    $48,201      $26,674     $153,449     $38,443      $171,040
                                       ======       ========    =======      =======     ========     =======      ========

                                     AMORTIZATION      POLICY
                                     OF DEFERRED    ACQUISITION
                                        POLICY       AND OTHER       NET
                                     ACQUISITION    UNDERWRITING   PREMIUMS
              SEGMENT                   COSTS         EXPENSES     WRITTEN
              -------                ------------   ------------   --------
YEAR ENDED DECEMBER 31, 2000
Professional liability lines.......     $  142        $20,973      $111,094
Personal lines.....................      9,111         18,359       121,136
Investment operations..............         --             --            --
                                        ------        -------      --------
        Total......................     $9,253        $39,332      $232,230
                                        ======        =======      ========
YEAR ENDED DECEMBER 31, 1999
Professional liability lines.......     $1,654        $22,784      $116,599
Personal lines.....................      4,746         14,159        82,752
Investment operations..............         --             --            --
                                        ------        -------      --------
        Total......................     $6,400        $36,943      $199,351
                                        ======        =======      ========
YEAR ENDED DECEMBER 31, 1998
Professional liability lines.......     $2,737        $21,692      $101,228
Personal lines.....................         --         12,995        42,694
Investment operations..............         --             --            --
                                        ------        -------      --------
        Total......................     $2,737        $34,687      $143,922
                                        ======        =======      ========

                           SCHEDULE IV -- REINSURANCE

                   PROFESSIONALS GROUP, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
PROPERTY AND LIABILITY
Gross premiums earned.......................................  $262,713   $193,180   $122,547
Ceded premiums earned.......................................   (37,930)   (23,581)   (16,869)
Assumed premiums earned.....................................       639     24,180     47,473
                                                              --------   --------   --------
  Net premiums earned.......................................  $225,422   $193,779   $153,151
                                                              ========   ========   ========
Percentage of amount assumed to net.........................       0.3%      12.5%      31.0%
                                                              ========   ========   ========
ACCIDENT AND HEALTH
Gross premiums earned.......................................  $     --   $     --   $     --
Ceded premiums earned.......................................      (354)      (440)       (57)
Assumed premiums earned.....................................     1,322      1,830        355
                                                              --------   --------   --------
  Net premiums earned.......................................  $    968   $  1,390   $    298
                                                              ========   ========   ========
Percentage of amount assumed to net.........................     136.6%     131.7%     119.1%
                                                              ========   ========   ========
          Total net premiums earned.........................  $226,390   $195,169   $153,449
                                                              ========   ========   ========
          Total percentage of amount assumed to net.........       0.9%      13.3%      31.2%
                                                              ========   ========   ========

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

     In connection with the audit of the year ended December 31, 1998, and the subsequent interim period through August 27, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     During 1998, Professionals Group did not engage any independent accountants other than KPMG LLP to audit the financial statements of either Professionals Group or any significant subsidiary of Professionals Group.

     KPMG LLP's report on Professionals Group's financial statements for 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item with respect to the directors of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Election of Directors." Such information is herein incorporated by reference.

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

     To Professionals Group's knowledge, based solely on a review of the copies of such reports furnished to Professionals Group and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item with respect to executive compensation of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Information Regarding Executive Officers." Such information is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item with respect to the security ownership of certain beneficial owners and management of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Stock Ownership." Such information is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item with respect to certain relationships and related transactions of Professionals Group will be reported in Professionals Group's Notice of Annual Meeting of Stockholders and Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Election of Directors," "Compensation Committee Interlocks and Insider Participation," and "Related Party Transactions." Such information is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS:

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
    (2)(a)/(10)(a)       Agreement to Consolidate dated as of June 22, 2000 by and
                         between Medical Assurance, Inc., a Delaware corporation, and
                         Professionals Group, Inc. (including Exhibit A (Certificate of Incorporation of Medical and Professionals Assurance,
                         Inc.); Exhibit B (Bylaws of Medical and Professionals
                         Assurance, Inc.); and Exhibit C (Form of Company Stock
                         Option Agreement)) (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated June
                         22, 2000 filed with the Securities and Exchange Commission on June 30, 2000 (file no. 0-21223)).
 (2)(b)/(4)(a)/(10)(b)   Medical Assurance, Inc. Stock Option Agreement dated as of
                         June 22, 2000 by and between Medical Assurance, Inc., as
                         grantor, and Professionals Group, Inc., as grantee
                         (incorporated by reference to Exhibit 2.2 of the
                         registrant's Current Report on Form 8-K dated June 22, 2000 filed with the Securities and Exchange Commission on June
                         30, 2000 (file no. 0-21223)).
    (2)(c)/(10)(c)       Professionals Group, Inc. Stock Option Agreement dated as of
                         June 22, 2000 by and between Professionals Group, Inc., as grantor, and Medical Assurance, Inc., as grantee
                         (incorporated by reference to Exhibit 2.3 of the
                         registrant's Current Report on Form 8-K dated June 22, 2000 filed with the Securities and Exchange Commission on June
                         30, 2000 (file no. 0-21223)).
     (3)(a)/(4)(b)       Second Amended and Restated Articles of Incorporation of
                         Professionals Insurance Company Management Group and all
                         amendments thereto (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated July 1,
                         1998, filed with the Securities and Exchange Commission on
                         July 15, 1998 (file no. 0-21223)).
     (3)(b)/(4)(c)       By-laws of Professionals Insurance Company Management Group
                         (incorporated by reference to Exhibit (3)(b)/(4)(b) of the initial filing of the registrant's Registration Statement on
                         Form S-4 as filed with the Securities and Exchange
                         Commission on April 3, 1996 (registration no. 333-3138)).
        (4)(d)           Specimen certificate for Professionals Insurance Company
                         Management Group's common stock (incorporated by reference to Exhibit 4(c) of the Quarterly Report on Form 10-Q for the
                         quarterly period ended September 30, 1996 as filed with the
                         Securities and Exchange Commission on November 12, 1996
                         (file no. 0-21223)).
        (4)(e)           Specimen stock option issued under the Professionals
                         Insurance Company Management Group 1996 Non-Employee
                         Directors Stock Option Plan (incorporated by reference to
                         Exhibit 4(d) of the registrant's Quarterly Report on Form
                         10-Q for the quarterly period ended September 30, 1996 as
                         filed with the Securities and Exchange Commission on
                         November 12, 1996 (file no. 0-21223)).

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
        (4)(f)           Specimen stock option issued under the Professionals
                         Insurance Company Management Group 1996 Long Term Incentive
                         Plan (incorporated by reference to Exhibit (4)(e) of the
                         registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1997 as filed with the Securities and Exchange
                         Commission on March 31, 1998 (file no. 0-21223)).
        (10)(d)          Credit Agreement dated April 4, 1997 for $22.5 million
                         between the registrant and LaSalle National Bank
                         (incorporated by reference to Exhibit (10)(a) of the
                         registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as filed with the Securities and
                         Exchange Commission on May 12, 1997 (file no. 0-21223)).
        (10)(e)          Professionals Insurance Company Management Group 1996 Long
                         Term Incentive Plan (incorporated by reference to Exhibit
                         10(c) of Amendment No. 1 to the registrant's Registration
                         Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on June 11, 1996 (registration no.
                         333-3138)).
        (10)(f)          Professionals Insurance Company Management Group 1996
                         Non-Employee Directors Stock Option Plan (incorporated by
                         reference to Exhibit 10(d) of Amendment No. 1 to the
                         registrant's Registration Statement on Form S-4 as filed
                         with the Securities and Exchange Commission on June 11, 1996
                         (registration no. 333-3138)).
        (10)(g)          Professionals Insurance Company Management Group Stock
                         Purchase Plan (incorporated by reference to Exhibit 10(e) of the initial filing of the registrant's Registration
                         Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on April 3, 1996 (registration no.
                         333-3138)).
        (10)(h)          PICOM Insurance Company Employees' Savings and Retirement
                         Plan (incorporated by reference to Exhibit (10)(d) of the
                         initial filing of the registrant's Annual Report on Form
                         10-K for the year ended December 31, 1996 as filed with the
                         Securities and Exchange Commission on March 28, 1997 (file
                         no. 0-21223)).
        (10)(i)          PICOM Insurance Company Pension Plan (incorporated by
                         reference to Exhibit (10)(e) of the initial filing of the
                         registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1996 as filed with the Securities and Exchange
                         Commission on March 28, 1997 (file no. 0-21223)).
        (10)(j)          PICOM Insurance Company Key Employee Retention Plan
                         (incorporated by reference to Exhibit (99)(e) of the initial filing of the registrant's Registration Statement on Form
                         S-4 filed with the Securities and Exchange Commission on
                         April 3, 1996 (registration no. 333-3138)).
        (10)(k)          PICOM Insurance Company Employee Retention Plan
                         (incorporated by reference to Exhibit (99)(f) of the initial filing of the registrant's Registration Statement on Form
                         S-4 filed with the Securities and Exchange Commission on
                         April 3, 1996 (registration no. 333-3138)).
        (10)(l)          MEEMIC Holdings, Inc. Stock Compensation Plan dated October
                         21, 1998 (incorporated by reference to Exhibit 10.11 of
                         MEEMIC Holdings' Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (registration
                         no. 333-66671)).

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
        (10)(m)          Severance Agreement dated May 4, 2000 between the registrant and Victor T. Adamo (incorporated by reference to Exhibit
                         (10)(a) of the registrant's Quarterly Report on Form 10-Q
                         for the quarterly period ended June 30, 2000 as filed with the Securities and Exchange Commission (file no. 0-21223)).
        (10)(n)          Form of Consulting, Confidentiality and NonCompetition
                         Agreement dated April 24, 2000 between the registrant,
                         certain of the registrant's directors and other consultants
                         (incorporated by reference to Exhibit (10)(b) of the
                         registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 as filed with the Securities and
                         Exchange Commission (file no. 0-21223)).
         (11)            No statement re computation of per share earnings is
                         required to be filed because the computations can be clearly determined from the materials contained herein.
         (16)            Letter from KPMG LLP regarding change in certifying
                         accountant (incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K dated August 27,
                         1999, filed with the Securities and Exchange Commission on
                         September 1, 1999 (file no. 0-21223)).
         (21)            List of subsidiaries of the registrant.*
        (23)(a)          Consent of PricewaterhouseCoopers LLP, independent certified public accountants.*
        (23)(b)          Consent of KPMG LLP, independent certified public
                         accountants.*
         (24)            Powers of attorney.*

---------------

* Filed herewith.

     Management contracts and compensatory plans or arrangements:

     The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

          Exhibit (4)(e) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan.

          Exhibit (4)(f) Specimen stock option issued under the Professionals Insurance Company Management Group 1996 Long Term Incentive Plan.

          Exhibit (10)(e) Professionals Insurance Company Management Group 1996 Long-Term Incentive Plan.

          Exhibit (10)(f) Professionals Insurance Company Management Group 1996 Non-Employee Directors Stock Option Plan.

          Exhibit (10)(g) Professionals Insurance Company Management Group Stock Purchase Plan.

          Exhibit (10)(h) PICOM Insurance Company Employees' Savings and Retirement Plan.

          Exhibit (10)(i) PICOM Insurance Company Pension Plan.

          Exhibit (10)(j) PICOM Insurance Company Key Employee Retention Plan.

          Exhibit (10)(k) PICOM Insurance Company Employee Retention Plan.

          Exhibit (10)(l) MEEMIC Holdings, Inc. Stock Compensation Plan.

          Exhibit (10)(m) Severance Agreement for Victor T. Adamo.

          Exhibit (10)(n) Consulting, Confidentiality and Non-Competition Agreement for certain directors and other consultants.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               10-K
                                                              REPORT
                                                              PAGE(S)
                                                              -------
FINANCIAL STATEMENTS:
  Consolidated balance sheets as of December 31, 2000 and
     1999...................................................     30
  Consolidated statements of operations for each of the
     years ended December 31, 2000, 1999 and 1998...........     31
  Consolidated statements of comprehensive income for each
     of the years ended December 31, 2000, 1999 and 1998....     32
  Consolidated statements of shareholders' equity for each
     of the years ended December 31, 2000, 1999 and 1998....     33
  Consolidated statements of cash flows for each of the
     years ended December 31, 2000, 1999 and 1998...........     34
  Notes to consolidated financial statements................     35
  Reports of independent auditors...........................     55
FINANCIAL STATEMENT SCHEDULES:
   II. Condensed financial information of registrant........     57
  III. Supplementary insurance information..................     61
  IV. Reinsurance...........................................     62

---------------

All other schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

REPORTS ON FORM 8-K:

     The Company filed a Current Report on Form 8-K dated November 21, 2000 notifying the public about a public hearing to be held by the Alabama Department of Insurance regarding the proposed consolidation of Medical Assurance, Inc. and the registrant.

     No other reports were filed during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Professionals Group, Inc.

Date: March 27, 2001                        By:     /s/ VICTOR T. ADAMO
                                              ----------------------------------
                                                       Victor T. Adamo
                                                President and Chief Executive
                                                            Officer
                                                (Principal Executive Officer)

                                            By:      /s/ JOHN F. LANG
                                              ----------------------------------
                                                         John F. Lang
                                                  Vice President, Secretary,
                                                 Treasurer and Chief Financial
                                                  Officer (Principal Financial
                                                Officer and Principal Accounting
                                                            Officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ VICTOR T. ADAMO                   Director, President and Chief    March 27, 2001
-----------------------------------------------------    Executive Officer (Principal
                   Victor T. Adamo                       Executive Officer)

                /s/ R. KEVIN CLINTON                   Director, Vice President         March 27, 2001
-----------------------------------------------------
                  R. Kevin Clinton

                 /s/ ELIOT H. BERG*                    Director                         March 27, 2001
-----------------------------------------------------
                    Eliot H. Berg

               /s/ JOSEPH C. CAUTHEN*                  Director                         March 27, 2001
-----------------------------------------------------
                  Joseph C. Cauthen

               /s/ JOHN F. DODGE, JR.*                 Director                         March 27, 2001
-----------------------------------------------------
                 John F. Dodge, Jr.

                 /s/ H. HARVEY GASS*                   Director                         March 27, 2001
-----------------------------------------------------
                   H. Harvey Gass

               /s/ RICHARD P. HORSCH*                  Director                         March 27, 2001
-----------------------------------------------------
                  Richard P. Horsch

                /s/ ISAAC J. POWELL*                   Director                         March 27, 2001
-----------------------------------------------------
                   Isaac J. Powell

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----


                /s/ ANN F. PUTALLAZ*                   Director                         March 27, 2001
-----------------------------------------------------
                   Ann F. Putallaz

              /s/ WILLIAM H. WOODHAMS*                 Director                         March 27, 2001
-----------------------------------------------------
                 William H. Woodhams

                /s/ DONALD S. YOUNG*                   Director                         March 27, 2001
-----------------------------------------------------
                   Donald S. Young

*By:     /s/ VICTOR T. ADAMO
     -------------------------------
            Victor T. Adamo,
       as attorney-in-fact for the
            persons indicated

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
    (2)(a)/(10)(a)       Agreement to Consolidate dated as of June 22, 2000 by and
                         between Medical Assurance, Inc., a Delaware corporation, and
                         Professionals Group, Inc. (including Exhibit A (Certificate of Incorporation of Medical and Professionals Assurance,
                         Inc.); Exhibit B (Bylaws of Medical and Professionals
                         Assurance, Inc.); and Exhibit C (Form of Company Stock
                         Option Agreement)) (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated June
                         22, 2000 filed with the Securities and Exchange Commission on June 30, 2000 (file no. 0-21223)).
 (2)(b)/(4)(a)/(10)(b)   Medical Assurance, Inc. Stock Option Agreement dated as of
                         June 22, 2000 by and between Medical Assurance, Inc., as
                         grantor, and Professionals Group, Inc., as grantee
                         (incorporated by reference to Exhibit 2.2 of the
                         registrant's Current Report on Form 8-K dated June 22, 2000 filed with the Securities and Exchange Commission on June
                         30, 2000 (file no. 0-21223)).
    (2)(c)/(10)(c)       Professionals Group, Inc. Stock Option Agreement dated as of
                         June 22, 2000 by and between Professionals Group, Inc., as grantor, and Medical Assurance, Inc., as grantee
                         (incorporated by reference to Exhibit 2.3 of the
                         registrant's Current Report on Form 8-K dated June 22, 2000 filed with the Securities and Exchange Commission on June
                         30, 2000 (file no. 0-21223)).
     (3)(a)/(4)(b)       Second Amended and Restated Articles of Incorporation of
                         Professionals Insurance Company Management Group and all
                         amendments thereto (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated July 1,
                         1998, filed with the Securities and Exchange Commission on
                         July 15, 1998 (file no. 0-21223)).
     (3)(b)/(4)(c)       By-laws of Professionals Insurance Company Management Group
                         (incorporated by reference to Exhibit (3)(b)/(4)(b) of the initial filing of the registrant's Registration Statement on
                         Form S-4 as filed with the Securities and Exchange
                         Commission on April 3, 1996 (registration no. 333-3138)).
        (4)(d)           Specimen certificate for Professionals Insurance Company
                         Management Group's common stock (incorporated by reference to Exhibit 4(c) of the Quarterly Report on Form 10-Q for the
                         quarterly period ended September 30, 1996 as filed with the
                         Securities and Exchange Commission on November 12, 1996
                         (file no. 0-21223)).
        (4)(e)           Specimen stock option issued under the Professionals
                         Insurance Company Management Group 1996 Non-Employee
                         Directors Stock Option Plan (incorporated by reference to
                         Exhibit 4(d) of the registrant's Quarterly Report on Form
                         10-Q for the quarterly period ended September 30, 1996 as
                         filed with the Securities and Exchange Commission on
                         November 12, 1996 (file no. 0-21223)).
        (4)(f)           Specimen stock option issued under the Professionals
                         Insurance Company Management Group 1996 Long Term Incentive
                         Plan (incorporated by reference to Exhibit (4)(e) of the
                         registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1997 as filed with the Securities and Exchange
                         Commission on March 31, 1998 (file no. 0-21223)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10)(d)          Credit Agreement dated April 4, 1997 for $22.5 million
                         between the registrant and LaSalle National Bank
                         (incorporated by reference to Exhibit (10)(a) of the
                         registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as filed with the Securities and
                         Exchange Commission on May 12, 1997 (file no. 0-21223)).
        (10)(e)          Professionals Insurance Company Management Group 1996 Long
                         Term Incentive Plan (incorporated by reference to Exhibit
                         10(c) of Amendment No. 1 to the registrant's Registration
                         Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on June 11, 1996 (registration no.
                         333-3138)).
        (10)(f)          Professionals Insurance Company Management Group 1996
                         Non-Employee Directors Stock Option Plan (incorporated by
                         reference to Exhibit 10(d) of Amendment No. 1 to the
                         registrant's Registration Statement on Form S-4 as filed
                         with the Securities and Exchange Commission on June 11, 1996
                         (registration no. 333-3138)).
        (10)(g)          Professionals Insurance Company Management Group Stock
                         Purchase Plan (incorporated by reference to Exhibit 10(e) of the initial filing of the registrant's Registration
                         Statement on Form S-4 as filed with the Securities and
                         Exchange Commission on April 3, 1996 (registration no.
                         333-3138)).
        (10)(h)          PICOM Insurance Company Employees' Savings and Retirement
                         Plan (incorporated by reference to Exhibit (10)(d) of the
                         initial filing of the registrant's Annual Report on Form
                         10-K for the year ended December 31, 1996 as filed with the
                         Securities and Exchange Commission on March 28, 1997 (file
                         no. 0-21223)).
        (10)(i)          PICOM Insurance Company Pension Plan (incorporated by
                         reference to Exhibit (10)(e) of the initial filing of the
                         registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1996 as filed with the Securities and Exchange
                         Commission on March 28, 1997 (file no. 0-21223)).
        (10)(j)          PICOM Insurance Company Key Employee Retention Plan
                         (incorporated by reference to Exhibit (99)(e) of the initial filing of the registrant's Registration Statement on Form
                         S-4 filed with the Securities and Exchange Commission on
                         April 3, 1996 (registration no. 333-3138)).
        (10)(k)          PICOM Insurance Company Employee Retention Plan
                         (incorporated by reference to Exhibit (99)(f) of the initial filing of the registrant's Registration Statement on Form
                         S-4 filed with the Securities and Exchange Commission on
                         April 3, 1996 (registration no. 333-3138)).
        (10)(l)          MEEMIC Holdings, Inc. Stock Compensation Plan dated October
                         21, 1998 (incorporated by reference to Exhibit 10.11 of
                         MEEMIC Holdings' Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (registration
                         no. 333-66671)).
        (10)(m)          Severance Agreement dated May 4, 2000 between the registrant and Victor T. Adamo (incorporated by reference to Exhibit
                         (10)(a) of the registrant's Quarterly Report on Form 10-Q
                         for the quarterly period ended June 30, 2000 as filed with the Securities and Exchange Commission (file no. 0-21223)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10)(n)          Form of Consulting, Confidentiality and NonCompetition
                         Agreement dated April 24, 2000 between the registrant,
                         certain of the registrant's directors and other consultants
                         (incorporated by reference to Exhibit (10)(b) of the
                         registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 as filed with the Securities and
                         Exchange Commission (file no. 0-21223)).
         (11)            No statement re computation of per share earnings is
                         required to be filed because the computations can be clearly determined from the materials contained herein.
         (16)            Letter from KPMG LLP regarding change in certifying
                         accountant (incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K dated August 27,
                         1999, filed with the Securities and Exchange Commission on
                         September 1, 1999 (file no. 0-21223)).
         (21)            List of subsidiaries of the registrant.*
        (23)(a)          Consent of PricewaterhouseCoopers LLP, independent certified public accountants.*
        (23)(b)          Consent of KPMG LLP, independent certified public
                         accountants.*
         (24)            Powers of attorney.*

---------------

* Filed herewith.