Form 10-K405/A
period 2000-12-31
PROFESSIONALS GROUP INC
filed 2001-04-24
CIK 1011736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)

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


                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                         PAGE NO.
                                                                         --------
                                     PART I
Item 1.   Business....................................................          3
          General.....................................................          3
          Products and Services.......................................          3
          Marketing...................................................          4
          Underwriting................................................          5
          Claims Management...........................................          5
          Reserves and Losses.........................................          5
          Investments.................................................          8
          Reinsurance.................................................          8
          Competition.................................................          9
          Regulation..................................................         10
          Subsidiaries................................................         12
          Employees...................................................         12
          Forward-Looking Statements..................................         13
          Glossary of Selected Insurance Terms........................         13
Item 2.   Properties..................................................         14
Item 3.   Legal Proceedings...........................................         14
Item 4.   Submission of Matters to a Vote of Security Holders.........         15
          Executive Officers of Registrant............................         15
                                     PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................         16
Item 6.   Selected Financial Data.....................................         18
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................         19
          Financial Condition.........................................         20
          Results of Operations.......................................         22
          Liquidity and Capital Resources.............................         25
          Effects of Inflation........................................         27
          Effects of New Accounting Pronouncements....................         27
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................         28
Item 8.   Financial Statements and Supplementary Data.................         30
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................         62
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........         63
Item 11.  Executive Compensation......................................         66
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................         70
Item 13.  Certain Relationships and Related Transactions..............         71
                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................         72
Signatures............................................................         76

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

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The following sets forth information regarding the composition of Professionals Group's Board of Directors:



     Victor T. Adamo, Esq., CPCU, has been the President and Chief Executive Officer and a director of Professionals Group since 1996. Mr. Adamo has been a director of ProNational, where he has held various positions including Chief Executive Officer, since 1985. He has been Chairman and a director of MEEMIC Holdings since October 1998 and is also Chairman and a director of MEEMIC Insurance Company ("MEEMIC"). Prior to joining ProNational, Mr. Adamo was in private legal practice from 1975 to 1985 and represented ProNational in corporate legal matters. Mr. Adamo is a graduate of The University of Michigan and New York University School of Law and is a Chartered Property Casualty Underwriter. The common stock of MEEMIC Holdings is listed on the Nasdaq Stock Market(R) under the symbol "MEMH". (Age 53)



     Eliot H. Berg, M.D., has been a director of Professionals Group since July 1, 1998 when Professionals Group completed its business combination with Physicians Protective Trust Fund ("PPTF"). Dr. Berg has been the Co-Vice Chair since June 1999. He was the Chairman and a director of ProNational from July 1, 1998 to June 1999. He was a member and the Chairman of PPTF's Board of Trustees since its inception in 1975 to June 30, 1998. He is board certified in surgery, practices on behalf of Segal and Berg, P.A. in Hialeah, Florida and serves on the medical staffs of Palmetto General Hospital, Hialeah Hospital, Parkway Regional Medical Center, and Parkway West Regional Medical Center. He is a director and an officer of several corporations which provide surgical assistants to hospitals in the south Florida area. He was a founder of Palmetto General Hospital and was its Chairman of the Board from 1970 until August 1997. He served as a director and an officer of Patient Care of America, a health maintenance organization, from October 1985 until November 1990. He has been a member of the Board of Overseers for the University of Miami School of Medicine since 1983. He serves on the Board of Directors of the Dade County Medical Association. Dr. Berg is a graduate of the State University of New York, Downstate, Medical College. (Age 77)



     Joseph C. Cauthen, M.D., has been a director of Professionals Group since May 2000. Dr. Cauthen was a director of ProNational from July 1, 1998 to June 1999. He was a Trustee of the PPTF Board since PPTF's inception. He is board certified in Neurosurgery, practices Neurosurgery on behalf of Joseph C. Cauthen, M.D., P.A. in Gainesville, Florida, and serves on the medical staffs of North Florida Regional Hospital and Alachua General Hospital. He was Vice-Chairman of the Board of Trustees of North Florida Regional Medical Center from January, 1988 until January, 1997. During 1992, he served as the chairman of the Professional Liability Committee of the Florida Medical Association. He was a founding director of Florida Independent Physicians Association Inc. in 1993 and serves as its current president. Dr. Cauthen is a graduate of Duke University School of Medicine. (Age 64)



     R. Kevin Clinton, FCAS, MAAA, has been a Vice President of Professionals Group since 1996, a director of Professionals Group since September 1997, and was Chief Financial Officer of Professionals Group from 1996 to March 2000. Mr. Clinton served as a Vice President, Treasurer and Actuary of ProNational from 1990 through June 1997. Prior to becoming an officer of ProNational, Mr. Clinton was ProNational's consulting actuary from 1986 to 1990. He has been the President, Chief Executive Officer and a director of MEEMIC Holdings since October 1998 and is also the President and Chief Executive Officer and a director of MEEMIC. Mr. Clinton formerly served as the Actuary for the Michigan Insurance Bureau and in the actuarial department of Michigan Mutual Insurance Company. Mr. Clinton is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. Mr. Clinton is a graduate of The University of Michigan where he received a bachelor's degree in business administration and a master's degree in actuarial science. The common stock of MEEMIC Holdings is listed on the Nasdaq Stock Market(R) under the symbol "MEMH". (Age 46)



     John F. Dodge, Jr., Esq., has been a director and assistant secretary of Professionals Group since 1996. Mr. Dodge was a director of ProNational from 1980 to July 1, 1998. Mr. Dodge has been a director of

MEEMIC Holdings and MEEMIC since September 2000. Mr. Dodge is currently engaged in the private practice of law in Grosse Pointe, Michigan. Prior to establishing his private practice, Mr. Dodge was a senior partner in the law firm of Nederlander, Dodge & Rollins, P.C., Detroit, Michigan. Mr. Dodge has practiced general business and corporate law since 1961. Mr. Dodge is a graduate of The University of Michigan and The University of Michigan Law School. Mr. Dodge provides legal services to Professionals Group and its subsidiaries. The common stock of MEEMIC Holdings is listed on the Nasdaq Stock Market(R) under the symbol "MEMH". (Age 73)



     H. Harvey Gass, M.D., has been a director of Professionals Group since 1996. Dr. Gass was a director of ProNational from 1980 to July 1, 1998. Dr. Gass is board certified in Neurosurgery and has practiced largely at Sinai Hospital, Detroit, Michigan since 1953. He has also served as Clinical Professor of Neurosurgery, Department of Neurosurgery, Wayne State University, School of Medicine, Detroit, Michigan. Dr. Gass is a graduate of The University of Michigan School of Medicine. Dr. Gass serves as a claims medical consultant to ProNational. (Age 85)



     Richard P. Horsch, M.D., has been a director of Professionals Group since April 1999. He was a director of ProNational from 1987 until June 1999. Dr. Horsch is board certified in anesthesiology and is now retired from active practice. Prior to retirement, Dr. Horsch practiced on the medical staff of St. Mary's Hospital, Livonia, Michigan. Dr. Horsch is a graduate of Wayne State University, School of Medicine. (Age 65)



     Isaac J. Powell, M.D., has been a director of Professionals Group since 1996. Dr. Powell was a director of ProNational from 1980 to July 1, 1998. He has been a director of Republic Bancorp, Inc., a publicly held Michigan corporation and bank holding company, since 1998. He is board certified in Urology and has practiced medicine since 1969. Dr. Powell has been an Associate Professor in Urology in the Department of Urology, Wayne State University, School of Medicine, Detroit, Michigan since 1986. Dr. Powell is also Chief of Urology at Veterans Hospital of Michigan. Dr. Powell is a graduate of The University of Michigan and Indiana University Medical School. The common stock of Republic Bancorp, Inc. is listed on the Nasdaq Stock Market(R)under the symbol "RBNC". (Age 60)



     Ann F. Putallaz, Ph.D., has been a director of Professionals Group since 1996 and has been Co-Vice Chair since June 1999. Ms. Putallaz has been a director of MEEMIC Holdings and MEEMIC since September 2000. Since December 1994, she has been the Vice President and Director of Marketing Information Services of Munder Capital Management, an investment advisor to The Munder Funds, a Maryland corporation and an open-end investment company registered under the Investment Company Act of 1940, as amended. From June 1992 to December 1994, she was the Director of Client and Marketing Services and Mutual Fund Product Management of Woodbridge Capital Management, a predecessor-in-interest to Munder Capital Management. From July 1990 to June 1992, she was the director of Marketing, Economics and Quantitative Analysis of Comerica Capital Management, a predecessor-in-interest to Woodbridge Capital Management. Ms. Putallaz has a B.A. degree in economics from Smith College, and a M.A. degree and a Ph.D. degree in economics from The University of Michigan. The common stock of MEEMIC Holdings is listed on the Nasdaq Stock Market(R) under the symbol "MEMH". (Age 55)



     William H. Woodhams, M.D., has been a director of Professionals Group since 1996 and Chairman since June 1999. Dr. Woodhams was a director of ProNational from 1980 to July 1, 1998. Dr. Woodhams is board certified in Family Practice and has been in private practice in Kalamazoo, Michigan since 1964. Dr. Woodhams serves as an Assistant Clinical Professor in the Department of Family Practice at Michigan State University, College of Human Medicine. Dr. Woodhams is also a member of the Michigan Board of Medicine Committee of Licensure and Discipline. Dr. Woodhams served as a member of the Board of Directors of Physicians Insurance Company of Indiana from 1982 to 1994. Dr. Woodhams is a graduate of The University of Michigan School of Medicine. (Age 63)



     Donald S. Young, Esq., has been a director of Professionals Group since 1996. He has been a principal in Dykema Gossett PLLC, a law firm headquartered in Detroit, Michigan since 1972. Mr. Young has a B.A. degree in economics from The University of Michigan and a LL.B. degree from Harvard University. Mr. Young serves as a director of Attorneys' Liability Assurance Society (Bermuda) Ltd. and Attorneys'

Liability Assurance Society Inc., which provide professional liability insurance for large law firms, since 1992. Dykema Gossett PLLC has in the past provided legal services to Professionals Group and its subsidiaries and to certain directors of Professionals Group and its subsidiaries. (Age 64)



     During 2000, Mr. Victor T. Adamo and Mr. R. Kevin Clinton were the only directors of Professionals Group who were also employees of Professionals Group or a subsidiary of Professionals Group.



     Information regarding the executive officers of Professionals Group is reported in Part I on this Annual Report on Form 10-K pursuant to General Instruction G to Form 10-K.



     No Professionals Group director or executive officer is related to any other director or executive officer of Professionals Group (or any of its subsidiaries) by blood, marriage or adoption. There are no arrangements or understandings between any Professionals Group director or executive officer and any other person pursuant to which that director or executive officer was nominated or elected a director or elected an executive officer of Professionals Group or any of its subsidiaries.



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

ITEM 11. EXECUTIVE COMPENSATION



     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each of the four most highly compensated executive officers of Professionals Group (the "named executive officers") for the last three completed fiscal years whose salary and bonus exceeded $100,000 in 2000.



                           SUMMARY COMPENSATION TABLE



                                                                             LONG TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                     ANNUAL COMPENSATION              -----------------------
                          -----------------------------------------                SECURITIES   PAYOUTS
                                                          OTHER       RESTRICTED   UNDERLYING   -------
                                                          ANNUAL        STOCK       OPTIONS/     LTIP      ALL OTHER
        NAME AND                 SALARY      BONUS     COMPENSATION    AWARD(S)       SARS      PAYOUTS   COMPENSATION
   PRINCIPAL POSITION     YEAR   ($)(A)    ($)(A)(B)       ($)           ($)        (#)/(C)       ($)         ($)
   ------------------     ----   ------    ---------   ------------   ----------   ----------   -------   ------------
Victor T. Adamo.........  2000   376,589    150,000         --            --             --       --         27,100(d)
President and             1999   300,000    125,000         --            --         25,000       --         32,802
Chief Executive Officer   1998   300,000    100,000         --            --             --       --         30,122
R. Kevin Clinton........  2000   325,000    183,500         --            --             --       --         26,654(d)
Vice President            1999   275,000    231,572         --            --         60,000       --         28,722
                          1998   275,000    150,000         --            --             --       --         29,874
John F. Lang............  2000   137,827     41,325         --            --             --       --         26,131(d)
Chief Financial Officer   1999   120,000     64,720         --            --         12,500       --         21,725
and Secretary             1998   105,000         --         --            --             --       --         16,379
William P. Sabados......  2000   140,400     55,050         --            --             --       --         18,518(d)
Chief Information         1999   130,000     33,053         --            --         25,000       --         18,370
Officer                   1998   113,996     36,000         --            --             --       --         10,127


---------------

(a)Salary and bonus amounts shown for Mr. Clinton and Mr. Sabados primarily reflect their compensation as executive officers of MEEMIC.



(b)Amounts shown reflect bonuses granted for the year listed, but were paid during the following calendar year.



(c)Amount shown for 1999 for Mr. Lang was issued by Professionals Group pursuant to its 1996 Long Term Incentive Plan. Amounts shown for 1999 for Messrs. Adamo, Clinton, and Sabados were issued by MEEMIC Holdings pursuant to its Stock Compensation Plan.



(d)Amounts shown for 2000 consist of the following: (i) Mr. Adamo: matching contribution to purchases of common stock under the Professionals Group Stock Purchase Plan of $5,000 and contributions under the ProNational Insurance Company Employee Stock Ownership Plan and the ProNational Insurance Company Employees' Savings and Retirement Plan (the "ProNational retirement plans") for the benefit of Mr. Adamo of $22,100; (ii) Mr. Clinton: matching contribution to purchases of common stock under the Professionals Group Stock Purchase Plan of $5,000 and contributions under the ProNational retirement plans for the benefit of Mr. Clinton of $21,654; (iii) Mr. Lang: matching contribution to purchases of common stock under the Professionals Group Stock Purchase Plan of $5,000 and contributions under the ProNational retirement plans for the benefit of Mr. Lang of $21,131; and (iv) Mr. Sabados: matching contribution to purchases of common stock under the Professionals Group Stock Purchase Plan of $3,250 and contributions under the ProNational retirement plans for the benefit of Mr. Sabados of $15,268.

     The following tables set forth information for each of the four individuals named in the Summary Compensation Table as to (1) grants of options to purchase Professionals Group common stock under the Professionals Group 1996 Long Term Incentive Plan during 2000, (2) grants of options to purchase MEEMIC Holdings common stock under the MEEMIC Holdings, Inc. Stock Compensation Plan during 2000, (3) option values as of December 31, 2000 with respect to options to purchase Professionals Group common stock granted under the Professionals Group 1996 Long Term Incentive Plan, and (4) option values as of December 31, 2000 with respect to options to purchase MEEMIC Holdings common stock granted under the MEEMIC Holdings, Inc. Stock Compensation Plan.



AGGREGATE OPTION/SAR GRANTS IN THE LAST FISCAL YEAR TABLES



     There were no options granted during 2000 to officers.



AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLES



     The following table sets forth certain information concerning stock options/SARs granted to the named executive officers under the Professionals Group 1996 Long Term Incentive Plan.



                                                                 NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                                   OPTIONS/SARS AT         OPTIONS/SARS AT
                                         SHARES       VALUE       FISCAL YEAR-END(#)      FISCAL YEAR-END($)
                                       ACQUIRED ON   REALIZED        EXERCISABLE/            EXERCISABLE/
NAME                                   EXERCISE(#)     ($)          UNEXERCISABLE           UNEXERCISABLE
----                                   -----------   --------   ----------------------   --------------------
Victor T. Adamo......................      --           --          43,560/29,040*              0/0
R. Kevin Clinton.....................      --           --          29,040/19,360*              0/0
John F. Lang.........................      --           --           4,465/11,810**           563/2,250
William P. Sabados...................      --           --               0/0                    0/0


---------------

 *All of these options are non-qualified stock options, are subject to vesting in annual increments of 20% commencing February 12, 1998 and expire at 5:00 p.m. on February 12, 2007.



**All of these options are non-qualified stock options. Of such options: (1)
  3,025 options are subject to vesting in annual increments of 20% commencing February 12, 1998 and expire at 5:00 p.m. on February 12, 2007; (2) 8,250 options are subject to vesting in annual increments of 20% commencing March 9, 2000 and expire at 5:00 p.m. on March 9, 2009; and (3) 5,000 options are subject to vesting in annual increments of 20% commencing December 10, 2000 and expire at 5:00 p.m. on December 10, 2009.



     The following table sets forth certain information concerning stock options/SARs granted to the named executive officers under the MEEMIC Holdings, Inc. Stock Compensation Plan.



                                                                 NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                                   OPTIONS/SARS AT         OPTIONS/SARS AT
                                         SHARES       VALUE       FISCAL YEAR-END(#)      FISCAL YEAR-END($)
                                       ACQUIRED ON   REALIZED        EXERCISABLE/            EXERCISABLE/
NAME                                   EXERCISE(#)     ($)          UNEXERCISABLE           UNEXERCISABLE
----                                   -----------   --------   ----------------------   --------------------
Victor T. Adamo......................     5,000       57,500           0/20,000*              0/292,500
R. Kevin Clinton.....................    12,000      138,000           0/48,000*              0/702,000
John F. Lang.........................         0            0           0/0                    0/0
William P. Sabados...................     5,000       57,500           0/20,000*              0/292,500


---------------

*All of these options are non-qualified stock options, are subject to vesting in annual increments of 25% commencing July 1, 2001 and expire at 5:00 p.m. on July 1, 2009.

DIRECTOR COMPENSATION



     General. We do not pay directors who are also officers of Professionals Group additional compensation for their service as directors. Compensation for our non-employee directors includes the following:



     - $20,000 annual retainer;



     - $10,000 annual stipend as long as a director has attended at least three-quarters of their assigned board and committee meetings;



     - reimbursement for reasonable expenses incurred in connection with attending a Board meeting or Board committee meeting; and



     - an option to acquire 500 shares of common stock at fair market value on the date the option is issued. Each option is issued pursuant to our 1996 Non-Employee Directors Stock Option Plan.



     1996 Non-Employee Directors Stock Option Plan. The general purposes of this plan are to:



     - encourage non-employee directors to own our common stock, and



     - to provide a means for tying a portion of the compensation paid to non-employee directors for their service on your Board of Directors to the value of our common stock, thus more closely aligning our directors interests with your interests.



     Although your Board of Directors is the administrator of this plan, neither it nor any other person or body has any discretion to select the persons who receive awards under this plan, the times at which awards are granted, or the terms and conditions of such awards. Instead, all such matters are determined entirely by the terms of the plan itself. At the adjournment of each organizational meeting of your Board of Directors following an annual meeting of stockholders of Professionals Group, each person who is then a non-employee director of Professionals Group is automatically granted a plan option covering 500 shares of common stock. The per share exercise price of each option granted under the plan is the "fair market value" of a share of common stock at the date the option is granted. Pursuant to the plan, on May 24, 2000 each of the 9 non-employee directors, including Messrs. Berg, Cauthen, Dodge, Gass, Horsch, Powell, Woodhams and Young, and Ms. Putallaz, received an option to purchase 500 shares of common stock at an exercise price of $16.84 per share.



     Director Stock Grants. Subject to adjustment and in connection with the completion of its business combination with PPTF, and pursuant to Consulting, Confidentiality and Noncompetition Agreements between it and each of Drs. Berg and Cauthen, Professionals Group granted and allocated to them shares of common stock as follows: Eliot H. Berg, M.D., 14,957 shares and Joseph C. Cauthen, M.D., 9,687 shares. Such shares are subject to vesting and are to be delivered in five equal installments beginning July 1, 1998. On July 1, 2000 Professionals Group delivered to each of Drs. Berg and Cauthen the third installment of the aggregate number of shares of common stock allocated to each of them. The remaining shares of common stock allocated to each of them will be delivered in two equal and annual installments, subject to the vesting provisions of their consulting agreements.



     Subject to adjustment and pursuant to Consulting, Confidentiality and Noncompetition Agreements between it and each of Messrs. Dodge, Gass, Horsch, Powell, Woodhams and Young, and Ms. Putallaz, Professionals Group granted and allocated to them 7,140 shares of common stock. Such shares are subject to vesting and are to be delivered in three equal installments beginning July 1, 2000. On July 1, 2000, Professionals Group delivered to each of the individuals listed above the first installment of the aggregate number of shares of common stock allocated to each of them. The remaining shares of common stock allocated to each of them will be delivered in two equal and annual installments, subject to the vesting provisions of their consulting agreements.

KEY EMPLOYEE RETENTION PLAN



     We have a Key Employee Retention Plan that provides our executives and "key employees" with a severance payment and certain insurance and other benefits in the event that there is a change in control of Professionals Group, as defined in the plan, that is coupled with the actual involuntary or constructive termination of such executive within two years after such change in control. The amount of the severance payment is equal to two times the executive's base salary plus bonus (average of last three years).



STOCK PURCHASE PLAN



     We have implemented a stock purchase plan which permits employees and directors of Professionals Group and its subsidiaries to purchase common stock by means of payroll deduction. Under this plan, we may elect to match participant purchases. During 2000 we matched participant purchases at the rate of $1.00 for each $1.00 of participant purchases up to $4,000 and $.50 for each $1.00 of participant purchases after that, up to a maximum participant purchase of $6,000. In the event that Professionals Group was not the direct employer of a participant, the match amount was charged to the subsidiary that was the employer of the participant. Participants in this plan exercise all rights of ownership with respect to shares of common stock purchased for their respective accounts. For 2001, we will match participant purchases at the rate of $1.00 for each $1.00 of participant purchases up to $3,000 and $0.50 for each $1.00 of participant purchases after that, up to a maximum participant purchase of $5,000.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The members of our Compensation Committee in 2000 were William H. Woodhams, M.D., Chairman, Eliot H. Berg, M.D., Richard P. Horsch, M.D. and Donald S. Young.



     No executive officer of Professionals Group served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of Professionals Group. No executive officer of Professionals Group served as a director of another entity, one of whose executive officers served on the compensation committee of Professionals Group.



     Victor T. Adamo, a director and the President and Chief Executive Officer of Professionals Group, also serves as a director of MEEMIC Holdings and sits on the compensation committee of its board of directors. R. Kevin Clinton, a director and the President and Chief Executive Officer of MEEMIC Holdings and a Vice President of Professionals Group, also serves as a director of Professionals Group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The following table shows the number of shares of Professionals Group common stock beneficially owned, as of March 1, 2001, by:



     - each person who owns more than 5% of the outstanding shares of Professionals Group common stock;



     - each person who was a director or executive officer of Professionals Group on March 1, 2001;



     - each person who has been nominated to become a director or executive officer of Professionals Group; and



     - all such directors, executive officers and nominees as a group.



                                             NUMBER OF       RIGHT TO    RESTRICTED       PERCENTAGE OF
NAME OF BENEFICIAL OWNER(1)               SHARES OWNED(2)   ACQUIRE(3)    STOCK(4)    OUTSTANDING SHARES(5)
---------------------------               ---------------   ----------   ----------   ---------------------
Franklin Advisory Services..............      632,100             --           --             7.1%
Heartland Advisors, Inc. ...............      449,406             --           --             5.1%
Victor T. Adamo.........................       59,775         58,080           --             1.3%
Eliot H. Berg, M.D. ....................       15,062          1,050        6,582                *
Joseph C. Cauthen, M.D. ................       16,607            500        4,262                *
R. Kevin Clinton........................       30,785         38,720           --                *
John F. Dodge, Jr. .....................       12,786          2,926        4,760                *
H. Harvey Gass, M.D. ...................       12,752          2,926        4,760                *
Richard P. Horsch, M.D. ................       17,013          1,050        4,760                *
John F. Lang............................        2,393          6,720           --                *
Isaac J. Powell, M.D. ..................        5,955          2,926        4,760                *
Ann F. Putallaz.........................        5,765          2,926        4,760                *
William P. Sabados......................          780             --           --                *
William H. Woodhams, M.D. ..............       13,653          2,926        4,760                *
Donald S. Young.........................        8,718          2,926        4,760                *
All directors and executive officers as
  a group (13 persons)..................      202,044        123,676       44,164             4.2%


---------------

(1) The information contained in this table with respect to each person named in the table was provided to us by that person. The address of Franklin Advisory Services is 777 Mariners Island Blvd., P.O. Box 7777, San Mateo, California 94403-7777. The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202. The address of each named individual is 2600 Professionals Drive, Okemos, Michigan 48864.



(2) The number of shares owned stated for each named person includes shares for which the named person has sole voting and investment power or has shared voting and investment power with a spouse. It also includes shares held in a 401(k) plan or in an individual retirement account over which the named person has control, shares held by any corporation of which the named person is a director, executive officer or controlling stockholder, shares held by a trust of which the named person, or his or her spouse, is a trustee or custodian, shares held by a partnership which the named person is a general partner, and shares held by a spouse or minor children. The number of shares owned stated for each named person excludes shares that are restricted stock holdings, or may be acquired through stock option exercises.



(3) Number of shares that can be acquired through stock options exercised within sixty days of March 1, 2001.



(4) Number of shares subject to a vesting schedule, forfeiture risk and other restrictions.



(5) * indicates less than one percent of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Except as otherwise disclosed in this Annual Report on Form 10-K, we did not have any material related party transactions in 2000 except as follows:



     - John F. Dodge, Jr., Esq. performed certain legal services for Professionals Group and its subsidiaries. He was paid $29,933 in 2000 for legal services and expenses in connection with his representation of Professionals Group and ProNational.



     - Dr. H. Harvey Gass serves as ProNational's Claims Medical Consultant. Dr. Gass was paid $53,580 in 2000 with respect to consulting services rendered to ProNational.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS:

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
    (2)(a)/(10)(a)       Agreement to Consolidate dated as of June 22, 2000 by and
                         between Medical Assurance, Inc., a Delaware corporation, and
                         Professionals Group, Inc. (including Exhibit A (Certificate of Incorporation of Medical and Professionals Assurance,
                         Inc.); Exhibit B (Bylaws of Medical and Professionals
                         Assurance, Inc.); and Exhibit C (Form of Company Stock
                         Option Agreement)) (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K dated June
                         22, 2000 filed with the Securities and Exchange Commission on June 30, 2000 (file no. 0-21223)).
 (2)(b)/(4)(a)/(10)(b)   Medical Assurance, Inc. Stock Option Agreement dated as of
                         June 22, 2000 by and between Medical Assurance, Inc., as
                         grantor, and Professionals Group, Inc., as grantee
                         (incorporated by reference to Exhibit 2.2 of the
                         registrant's Current Report on Form 8-K dated June 22, 2000 filed with the Securities and Exchange Commission on June
                         30, 2000 (file no. 0-21223)).
    (2)(c)/(10)(c)       Professionals Group, Inc. Stock Option Agreement dated as of
                         June 22, 2000 by and between Professionals Group, Inc., as grantor, and Medical Assurance, Inc., as grantee
                         (incorporated by reference to Exhibit 2.3 of the
                         registrant's Current Report on Form 8-K dated June 22, 2000 filed with the Securities and Exchange Commission on June
                         30, 2000 (file no.0-21223)).
     (3)(a)/(4)(b)       Second Amended and Restated Articles of Incorporation of
                         Professionals Insurance Company Management Group and all
                         amendments thereto (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated July 1,
                         1998, filed with the Securities and Exchange Commission on
                         July 15, 1998 (file no. 0-21223)).
     (3)(b)/(4)(c)       By-laws of Professionals Insurance Company Management Group
                         (incorporated by reference to Exhibit (3)(b)/(4)(b) of the initial filing of the registrant's Registration Statement on
                         Form S-4 as filed with the Securities and Exchange
                         Commission on April 3, 1996 (registration no. 333-3138)).
        (4)(d)           Specimen certificate for Professionals Insurance Company
                         Management Group's common stock (incorporated by reference to Exhibit 4(c) of the Quarterly Report on Form 10-Q for the
                         quarterly period ended September 30, 1996 as filed with the
                         Securities and Exchange Commission on November 12, 1996
                         (file no. 0-21223)).
        (4)(e)           Specimen stock option issued under the Professionals
                         Insurance Company Management Group 1996 Non-Employee
                         Directors Stock Option Plan (incorporated by reference to
                         Exhibit 4(d) of the registrant's Quarterly Report on Form
                         10-Q for the quarterly period ended September 30, 1996 as
                         filed with the Securities and Exchange Commission on
                         November 12, 1996 (file no. 0-21223)).
        (4)(f)           Specimen stock option issued under the Professionals
                         Insurance Company Management Group 1996 Long Term Incentive
                         Plan (incorporated by reference to Exhibit (4)(e) of the
                         registrant's Annual Report on Form 10-K for the year ended
                         December 31, 1997 as filed with the Securities and Exchange
                         Commission on March 31, 1998 (file no. 0-21223)).

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
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

        ITEM 601
     REGULATION S-K
   EXHIBIT REFERENCE
         NUMBER                              EXHIBIT DESCRIPTION
   -----------------                         -------------------
        (10)(n)          Form of Consulting, Confidentiality and NonCompetition
                         Agreement dated April 24, 2000 between the registrant,
                         certain of the registrant's directors and other consultants
                         (incorporated by reference to Exhibit (10)(b) of the
                         registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 as filed with the Securities and
                         Exchange Commission (file no. 0-21223)).
         (11)            No statement re computation of per share earnings is
                         required to be filed because the computations can be clearly determined from the materials contained herein.
         (16)            Letter from KPMG LLP regarding change in certifying
                         accountant (incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K dated August 27,
                         1999, filed with the Securities and Exchange Commission on
                         September 1, 1999 (file no. 0-21223)).
         (21)            List of subsidiaries of the registrant (incorporated by
                         reference to the initial filing with the Securities and
                         Exchange Commission of this annual report on Form 10-K (file
                         no. 0-21223)).
        (23)(a)          Consent of PricewaterhouseCoopers LLP, independent certified public accountants.*
        (23)(b)          Consent of KPMG LLP, independent certified public
                         accountants.*
         (24)            Powers of attorney (incorporated by reference to the initial filing with the Securities and Exchange Commission of this annual report on Form 10-K (file no. 0-21223)).


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

                                            Professionals Group, Inc.


Date: April 24, 2001                        By:     /s/ VICTOR T. ADAMO

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


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                 /s/ VICTOR T. ADAMO                   Director, President and Chief     April 24, 2001
-----------------------------------------------------    Executive Officer (Principal
                   Victor T. Adamo                       Executive Officer)

                /s/ R. KEVIN CLINTON                   Director, Vice President          April 24, 2001
-----------------------------------------------------
                  R. Kevin Clinton

                 /s/ ELIOT H. BERG*                    Director                          April 24, 2001
-----------------------------------------------------
                    Eliot H. Berg

               /s/ JOSEPH C. CAUTHEN*                  Director                          April 24, 2001
-----------------------------------------------------
                  Joseph C. Cauthen

               /s/ JOHN F. DODGE, JR.*                 Director                          April 24, 2001
-----------------------------------------------------
                 John F. Dodge, Jr.

                 /s/ H. HARVEY GASS*                   Director                          April 24, 2001
-----------------------------------------------------
                   H. Harvey Gass

               /s/ RICHARD P. HORSCH*                  Director                          April 24, 2001
-----------------------------------------------------
                  Richard P. Horsch

                /s/ ISAAC J. POWELL*                   Director                          April 24, 2001
-----------------------------------------------------
                   Isaac J. Powell

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----


                /s/ ANN F. PUTALLAZ*                   Director                          April 24, 2001
-----------------------------------------------------
                   Ann F. Putallaz

              /s/ WILLIAM H. WOODHAMS*                 Director                          April 24, 2001
-----------------------------------------------------
                 William H. Woodhams

                /s/ DONALD S. YOUNG*                   Director                          April 24, 2001
-----------------------------------------------------
                   Donald S. Young


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
        (10)(n)          Form of Consulting, Confidentiality and NonCompetition
                         Agreement dated April 24, 2000 between the registrant,
                         certain of the registrant's directors and other consultants
                         (incorporated by reference to Exhibit (10)(b) of the
                         registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 as filed with the Securities and
                         Exchange Commission (file no. 0-21223)).
         (11)            No statement re computation of per share earnings is
                         required to be filed because the computations can be clearly determined from the materials contained herein.
         (16)            Letter from KPMG LLP regarding change in certifying
                         accountant (incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K dated August 27,
                         1999, filed with the Securities and Exchange Commission on
                         September 1, 1999 (file no. 0-21223)).
         (21)            List of subsidiaries of the registrant (incorporated by
                         reference to the initial filing with the Securities and
                         Exchange Commission of this annual report on Form 10-K (file
                         no. 0-21223)).
        (23)(a)          Consent of PricewaterhouseCoopers LLP, independent certified public accountants.*
        (23)(b)          Consent of KPMG LLP, independent certified public
                         accountants.*
         (24)            Powers of attorney (incorporated by reference to the initial filing with the Securities and Exchange Commission of this annual report on Form 10-K (file no. 0-21223)).


---------------
* Filed herewith.