Form 10-Q
period 2001-03-31
PROFESSIONALS GROUP INC
filed 2001-05-11
CIK 1011736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the registrant's common stock, no par value per share, as of May 11, 2001 was 8,851,223.

                                TABLE OF CONTENTS

                                                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION

                Item 1.    Financial Statements

                                Condensed Consolidated Balance Sheets at March 31, 2001                  3
                                (Unaudited) and December 31, 2000

                                Condensed Consolidated Statements of Income for the Three                4
                                Months Ended March 31, 2001 and 2000 (Unaudited)

                                Condensed Consolidated Statements of Comprehensive Income for            5
                                the Three Months Ended March 31, 2001 and 2000 (Unaudited)

                                Condensed Consolidated Statements of Cash Flows for the Three            6
                                Months Ended March 31, 2001 and 2000 (Unaudited)

                                Notes to Condensed Consolidated Financial Statements (Unaudited)        7-9

                Item 2.    Management's Discussion and Analysis of Financial Condition and             10-15
                              Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  15-17

PART II. OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                                             18

                Signatures                                                                              19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                     (Unaudited)
                                                                      March 31,             December 31,
                              Assets                                    2001                    2000
                              ------
                                                                   ----------------        ----------------
Investments:                                                          (in thousands, except share data)
   Fixed maturities available for sale, at fair value
      (amortized cost:  $683,013 and $676,088)                            $698,937                $683,298
   Equity securities available for sale, at fair value
      (cost:  $2,619 and $2,618)                                             4,893                   4,935
   Short-term investments, at cost                                         109,764                  90,408
   Real estate, at cost                                                      2,300                   2,300
                                                                   ----------------        ----------------
               Total investments                                           815,894                 780,941
Cash                                                                        11,054                  22,667
Restricted cash                                                           -                          2,070
Premiums due from policyholders                                             55,040                  38,942
Reinsurance balances                                                       193,373                 195,559
Accrued investment income                                                    8,820                   8,650
Deferred federal income taxes                                               50,100                  49,690
Property and equipment, at cost, net of
  accumulated depreciation                                                  10,895                  11,052
Prepaid reinsurance premiums                                                10,327                   7,394
Other assets                                                                19,674                  19,788
                                                                   ----------------        ----------------
               Total assets                                             $1,175,177              $1,136,753
                                                                   ================        ================

               Liabilities and Shareholders' Equity
Liabilities:
   Loss and loss adjustment expense reserves                              $690,952                $683,113
   Reserve for extended reporting period claims                             28,174                  28,074
   Unearned premiums                                                       113,705                  93,825
   Long-term debt                                                           14,500                  14,500
   Excess of net assets acquired over cost                                  16,161                  16,650
   Accrued expenses and other liabilities                                   41,379                  39,381
   Minority interest                                                        18,099                  17,634
                                                                   ----------------        ----------------
               Total liabilities                                           922,970                 893,177
                                                                   ----------------        ----------------
Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                    -                       -
   Common stock, no par value; 25,000,000 shares authorized;
      8,851,223 and 8,851,223 shares issued and
      outstanding in 2001 and 2000, respectively                             8,851                   8,851
   Additional paid-in capital                                               44,173                  43,864
   Retained earnings                                                       187,353                 184,667
   Accumulated other comprehensive income,
      net of deferred federal income taxes                                  11,830                   6,194
                                                                   ----------------        ----------------
               Total shareholders' equity                                  252,207                 243,576
                                                                   ----------------        ----------------
               Total liabilities and shareholders' equity               $1,175,177              $1,136,753
                                                                   ================        ================

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                   --------------------------------------------
                                                                          2001                    2000
                                                                   -------------------     --------------------
Revenues and other income:                                              (in thousands, except share data)
   Net premiums written                                                       $79,903                  $67,853
   Increase in unearned premiums, net of
      prepaid reinsurance premiums                                            (16,901)                 (11,210)
                                                                   -------------------     --------------------
   Premiums earned, net                                                        63,002                   56,643
   Net investment income                                                       11,788                   11,228
   Net realized investment gains                                                  456                       49
   Other                                                                        1,243                    1,168
                                                                   -------------------     --------------------
      Total revenues and other income                                          76,489                   69,088
                                                                   -------------------     --------------------

Expenses:
   Losses and loss adjustment expenses, net                                    62,253                   53,114
   Increase in reserve for extended reporting
      period claims                                                               100                      100
   Policy acquisition and other underwriting expenses                          12,660                   11,607
   Interest expense                                                               268                      290
   Amortization expense, net                                                     (302)                    (220)
   Other                                                                          697                      512
                                                                   -------------------     --------------------
      Total expenses                                                           75,676                   65,403
                                                                   -------------------     --------------------

      Income from operations before federal income
        taxes (benefit) and minority interest                                     813                    3,685

Federal income taxes (benefit)                                                 (2,338)                    (100)
                                                                   -------------------     --------------------

      Income before minority interest                                           3,151                    3,785

Minority interest                                                                (465)                    (688)
                                                                   -------------------     --------------------

      Net income                                                               $2,686                   $3,097
                                                                   ===================     ====================


Net income per common share - basic                                             $0.30                    $0.35
                                                                   ===================     ====================

Net income per common share - assuming dilution                                 $0.29                    $0.33
                                                                   ===================     ====================

Weighted average shares outstanding - basic                                 8,851,223                8,938,161
                                                                   ===================     ====================

Weighted average shares outstanding - assuming dilution                     8,961,415                9,015,246
                                                                   ===================     ====================


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                   -----------------------------
                                                                      2001             2000
                                                                   ------------     ------------
                                                                          (in thousands)
Net income                                                              $2,686           $3,097
                                                                   ------------     ------------

Other comprehensive income:
  Unrealized holding gains on securities arising
    during the period (net of income taxes of $3,194 and
    $673 in 2001 and 2000, respectively)                                 5,932            1,307

  Less reclassification adjustment for realized gains
    included in net income (net of income taxes of $160 and
    $17 in 2001 and 2000, respectively)                                   (296)             (32)
                                                                   ------------     ------------
          Other comprehensive income                                     5,636            1,275
                                                                   ------------     ------------

          Comprehensive income                                          $8,322           $4,372
                                                                   ============     ============


See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             Three Months Ended March 31,
                                                                          ------------------------------------
                                                                              2001                  2000
                                                                          --------------        --------------
                                                                                      (in thousands)
Net cash provided by operating activities                                       $13,857                $3,919
                                                                          --------------        --------------

Cash flows from investing activities:
   Proceeds from sale or maturity of short-term investments                     405,524               105,535
   Purchases of short-term investments                                         (423,782)             (118,744)
   Proceeds from maturity of securities available for sale                       18,024                 4,762
   Proceeds from sale of securities available for sale                           35,941                26,251
   Purchases of securities available for sale                                   (60,685)              (27,702)
   Purchases of real estate, property and equipment                                (492)                 (474)
                                                                          --------------        --------------
      Net cash used in investing activities                                     (25,470)              (10,372)
                                                                          --------------        --------------

Cash flows from financing activities:
   Common stock repurchased                                                     -                      (1,696)
                                                                          --------------        --------------
      Net cash used in financing activities                                           0                (1,696)
                                                                          --------------        --------------

Net decrease in cash                                                            (11,613)               (8,149)

Cash, beginning of period                                                        22,667                13,797
                                                                          --------------        --------------

Cash, end of period                                                             $11,054                $5,648
                                                                          ==============        ==============

Supplemental schedule of noncash investing and financing activities:
   Issuance of common stock as compensation                                        $309                  $301
                                                                          ==============        ==============

See accompanying notes to the unaudited condensed consolidated financial statements.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)      Basis of Presentation

         Professionals Group, Inc. ("Professionals Group") is an insurance holding company incorporated under Michigan law on January 31, 1996. Professionals Group owns all of the issued and outstanding common stock of ProNational Insurance Company ("ProNational"), a Michigan-domiciled property and casualty insurance company which primarily provides professional liability insurance coverages and services to health care providers. As of March 31, 2001, ProNational owns 84.2% of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded insurance holding company which provides personal auto, homeowners, boat and umbrella coverages primarily for educational employees and their families through MEEMIC Insurance Company ("MEEMIC"), a Michigan-domiciled property and casualty insurance company. Professionals Group and subsidiaries are collectively referred to as "the Company."

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

(2)      Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and stock awards) outstanding during each period after giving effect to stock dividends and treasury shares, calculated on a daily basis. The weighted average common shares used for determining basic income per common share were 8,851,223 and 8,938,161 for the three months ended March 31, 2001 and 2000, respectively. The effect of dilutive stock options added 110,192 shares and 77,085 shares for the three months ended March 31, 2001 and 2000, respectively, for the computation of diluted income per common share.

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(3)      Segment Information

         The Company is organized and operates principally in the property and casualty insurance industry and has three reportable segments - professional liability lines property and casualty insurance, personal lines property and casualty insurance, and investment operations. The accounting policies of the segments are the same as those described in the basis of presentation footnote of the Company's consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2000. Revenue is primarily from unaffiliated customers. Identifiable assets by segment are those assets, including investment securities, used in the Company's operations. Corporate and other identifiable assets are principally cash and marketable securities. Segment information, for which results are regularly reviewed by Company management in making decisions about resources to be allocated to the segments and assess their performance, is summarized as follows:


                                                      Three months ended March 31,
                                                  --------------------------------------
                                                         2001                 2000
                                                  ----------------     -----------------
                                                             (in thousands)

REVENUES:
      Professional liability lines                       $ 31,829              $ 28,040
      Personal lines                                       31,173                28,603
      Investment operations                                12,244                11,277
      Corporate and other                                   1,243                 1,168
                                                  ----------------     -----------------

         Total revenues                                  $ 76,489              $ 69,088
                                                  ================     =================

INCOME (LOSS) BEFORE INCOME TAXES:
      Professional liability lines                      $(13,192)            $ (10,022)
      Personal lines                                        1,181                 1,844
      Investment operations                                12,244                11,277
      Corporate and other                                     580                   586
                                                  ----------------     -----------------

         Total income before income taxes
                                                            $ 813               $ 3,685
                                                  ================     =================

IDENTIFIABLE ASSETS:
      Property and casualty insurance                  $1,158,279            $1,080,852
      Corporate and other                                  16,898                13,270
                                                  ----------------     -----------------

         Total identifiable assets                     $1,175,177            $1,094,122
                                                  ================     =================

                            PROFESSIONALS GROUP, INC.
                                AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(4)      Proposed Business Combination

         On June 22, 2000, Professionals Group entered into a definitive agreement to consolidate with Medical Assurance, Inc. (NYSE: MAI) and form a new holding company, ProAssurance Corporation ("ProAssurance"), that would be the nation's third largest writer of liability insurance for health care professionals and facilities. Subject to certain adjustments, Professionals Group shareholders would receive their choice of either $12.00 in cash and shares of ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. The agreement is subject to required regulatory and shareholder approvals and is expected to be completed in June 2001. A registration statement on Form S-4, as amended (Registration No. 333-49378), has been filed by ProAssurance with the Securities and Exchange Commission regarding the transactions contemplated by the agreement and plan of consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. (See the disclosures under "Item 1. Business - Forward Looking Statements" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

Financial Condition -- March 31, 2001 Compared to December 31, 2000:

      Total assets increased $38.4 million, or 3.4%, to $1,175.2 million at March 31, 2001, compared to $1,136.8 million at December 31, 2000. Invested assets increased 4.5% to $815.9 million, or approximately 69% of the Company's total assets at March 31, 2001. This compares to invested assets of $780.9 million, or approximately 69% of the Company's total assets at December 31, 2000. The increase in invested assets was due primarily to positive cash flows from operations and an increase in the fair value of the fixed maturity portfolio, as further discussed below. Premiums due from policyholders and prepaid reinsurance premiums also increased due primarily to the timing of renewals of ProNational's professional liability business, a significant portion of which renews during the first quarter.

      The Company's investment portfolio continues to be dominated by fixed maturity securities at March 31, 2001, and primarily consists of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds. The entire fixed maturity portfolio, which is classified as available-for-sale, and is carried at fair value, is sensitive to interest rate changes. At March 31, 2001, the fixed maturity portfolio had net unrealized gains of $15.9 million. At December 31, 2000, the fixed maturity portfolio had net unrealized gains of $7.2 million. This change was due primarily to fluctuating bond market values caused by changes in interest rates in the marketplace (see also "Item 3. Quantitative and Qualitative Disclosures About Market Risk").

      Loss and loss adjustment expense reserves represented approximately 75% and 76% of the Company's consolidated liabilities at March 31, 2001 and December 31, 2000, respectively. These reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on the Company's past loss experience and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. It has been the practice of the Company to establish its loss and loss adjustment expense reserves within the range of acceptable values periodically estimated by the Company's consulting actuary. The Company's carried reserves are recorded based on such actuarial estimates. The assumptions used in establishing the Company's reserves are regularly reviewed by management and revised as new data becomes available. Any adjustments necessary are generally reflected in current operations.

      Loss and loss adjustment expense reserves increased $7.9 million, or 1.1%, to $691.0 million at March 31, 2001, from $683.1 million at December 31, 2000. This increase was due primarily to a general increase in professional liability reserves resulting from an increase in medical malpractice premiums written. The remainder of this increase was due primarily to general allowances for growth in the number of insured vehicles and homeowners policies in force in the Company's personal lines segment.

      The unearned premium reserve increased $19.9 million, or 21.2%, to $113.7 million at March 31, 2001, from $93.8 million at December 31, 2000. The increase was due primarily to the timing of renewals of the Company's professional liability book of business, a significant portion of which renews during the first quarter.

      Shareholders' equity increased $8.6 million, or 3.5%, to $252.2 million at March 31, 2001, compared to $243.6 million at December 31, 2000. The increase in shareholders' equity was due primarily to an increase in accumulated other comprehensive income, consisting of unrealized gains on the investment portfolio of $5.6 million and net income of $2.7 million during the three month period ended March 31, 2001. The Company expects to use retained earnings to increase its capital base and finance future growth and, therefore, there can be no assurance as to any future cash dividends by the Company.

Results of Operations - Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

Professional Liability Insurance Operations Segment:

      Professional liability net premiums written were $48.9 million for the three months ended March 31, 2001, an increase of $9.0 million, or 22.4%, compared to net premiums written of $39.9 million for the same period of 2000. The increase in professional liability net premiums written was mainly due to price increases instituted by the Company, which increased premiums written, but these premium increases were mitigated by a loss of insureds caused by the rate increases, as well as more selective underwriting practices utilized by the Company. Net premiums written for the three months ended March 31, 2000 also included $1.8 million of ceded premiums related to a stop loss reinsurance contract and retrospectively-rated reinsurance contracts from older coverage years, neither of which existed during the three months ended March 31, 2001. The Company is endeavoring to obtain additional premium per unit of risk in what continues to be a price competitive professional liability environment. Professional liability net premiums earned were $31.8 million for the three months ended March 31, 2001, an increase of $3.8 million, or 13.5%, compared to $28.0 million for the same period of 2000. The increase in professional liability net premiums earned was due primarily to the factors mentioned above, but were lower than the written premium increase because the rate increases mentioned above will be earned over a one-year period instead of being reflected immediately as is the case with written premiums.

      Professional liability insurance incurred losses and loss adjustment expenses (including the increase in reserve for extended reporting period claims) totaled $39.7 million for the three months ended March 31, 2001, an increase of $6.6 million, or 19.9%, compared to $33.1 million for the same period of 2000. As a percentage of premiums earned, the professional liability insurance incurred loss and loss adjustment expense ratio (including the increase in reserve for extended reporting period claims) increased to 124.7% for the three months ended March 31, 2001, compared to 118.1% for the same period of 2000. The professional liability insurance incurred loss and loss adjustment expense ratio has increased due primarily to increases in claims costs, as well as no recognition of favorable prior year reserve development. The increase in claims costs and the non-recognition of favorable prior year development were based on a review of the Company's reserving needs and on medical malpractice trends. The Company believes the medical malpractice trends being experienced include increases in the frequency of reported claims and increases in the severity of settled claims. The Company further believes that these trends are being experienced on a national basis and is not specific to any particular geographic region in which it writes business. Accordingly, the Company did not recognize any favorable prior year development on its professional liability segment during the three months ended March 31, 2001, compared to $1.5 million of favorable prior year development during the same period of 2000. In addition, reinsurance benefits derived from a stop loss reinsurance contract entered into for the 2000 accident year reduced incurred losses for the three months ended March 31, 2000 by $2.3 million. No stop loss reinsurance contract was in place for the 2001 accident year. A premium deficiency on these insurance contracts has not been recorded because the operating ratio, after considering investment income attributable to the professional liability insurance contracts, is 96.7%.

      Professional liability policy acquisition and underwriting expenses were $5.3 million for the three months ended March 31, 2001, an increase of $0.4 million, or 7.7%, compared to policy acquisition and underwriting expenses of $4.9 million for the same period of 2000. As a percentage of premiums earned, the underwriting expense ratio decreased to 16.7% for the three months ended March 31, 2001, from 17.7% for the same period of 2000. The underwriting expense ratio has decreased due primarily to the increase in net premiums earned.

Personal Lines Insurance Operations Segment:

      Personal lines net premiums written were $31.0 million for the three months ended March 31, 2001, an increase of $3.1 million, or 11.2%, compared to net premiums written of $27.9 million for the same period of 2000. Personal lines net premiums earned were $31.2 million for the three months ended March 31, 2001, an increase of $2.6 million, or 9.0%, compared to net premiums earned of $28.6 million for the same period of 2000. The increase in both net premiums written and net premiums earned for personal lines insurance was due to an increase in the number of policyholders and an increase in the value of autos and homes being insured.

      Personal lines insurance incurred losses and loss adjustment expenses totaled $22.7 million for the three months ended March 31, 2001, an increase of $2.6 million, or 12.7%, compared to $20.1 million for the same period of 2000. As a percentage of premiums earned, the personal lines insurance incurred loss and loss adjustment expense ratio increased to 72.7% for the three months ended March 31, 2001, compared to 70.3% for the same period of 2000. The increase in the personal lines insurance incurred loss and loss adjustment expense ratio was due primarily to more severe winter weather during the three months ended March 31, 2001 compared to the same period of 2000.

      Personal lines policy acquisition and underwriting expenses were $7.3 million for the three months ended March 31, 2001, an increase of $0.7 million, or 10.1%, compared to policy acquisition and underwriting expenses of $6.6 million for the same period of 2000. As a percentage of premiums earned, the underwriting expense ratio increased modestly to 23.5% for the three months ended March 31, 2001, from 23.3% for the same period of 2000.

General Insurance Operations:

      Net investment income, excluding net realized investment gains, was $11.8 million for the three months ended March 31, 2001, an increase of $0.6 million, or 5.0%, compared to net investment income of $11.2 million for the three months ended March 31, 2000. The increase in net investment income was due primarily to an increase in average invested assets during the three months ended March 31, 2001, compared to the same period of 2000. The weighted average tax equivalent book yield of the fixed maturity portfolio was 7.1% and 7.0% as of March 31, 2001 and 2000, respectively. Net realized investment gains were $0.5 million and $0.1 million during the three month periods ended March 31, 2001 and 2000, respectively. Interest expense was $0.3 million during both three month periods ended March 31, 2001 and 2000. See "Liquidity and Capital Resources."

      The Company recorded a $2.3 million federal income tax benefit for the three months ended March 31, 2001, compared to a $0.1 million federal income tax benefit during the same period in 2000. The increase in the federal income tax benefit was due primarily to a larger amount of tax exempt income included in the Company's pretax income during the three months ended March 31, 2001, compared to the same period of 2000, as well as adjustments attributable to prior periods.

      Net income for the three months ended March 31, 2001 was $2.7 million, or $0.29 per diluted share on revenues of $76.5 million. This compares to net income of $3.1 million, or $0.33 per diluted share on revenues of $69.1 million, for the three months ended March 31, 2000. The reduction in earnings was primarily attributable to the deterioration in the professional liability loss and loss adjustment expense ratio, as described previously. Net income for 2001 and 2000 has also been reduced to reflect the minority interest of MEEMIC Holdings not owned by Professionals Group during the three month periods ended March 31, 2001 and 2000.

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

      The payment of losses, loss adjustment expenses and operating expenses in the ordinary course of business represents the Company's principal need for liquid funds. Payments for losses and loss adjustment expenses are distributed fairly evenly throughout the year. Payments for reinsurance are made within thirty days subsequent to the end of each quarter, with adjustments made after each reinsurance year. Historically, cash used to pay for these items has been provided by operations. The Company did not borrow any funds in the three month periods ended March 31, 2001 or 2000. As of March 31, 2001, no material commitments for capital expenditures existed, and management believes the Company's present liquidity, together with its expected cash flow from operations, will be sufficient to fund its commitments for capital expenditures.

      Professionals Group has an unsecured bank term loan, bearing interest at an adjustable rate of LIBOR plus 62.5 basis points (7.38% at March 31, 2001), and payable quarterly (the "Credit Agreement"). As of March 31, 2001, the outstanding principal balance was $14.5 million. The remaining principal payments are due on April 30, as follows: 2001 - $3.0 million; 2002 - $3.5 million; 2003 - $3.5 million; and 2004 - $4.5 million. The Company paid the $3.0 million principal amount due on April 30, 2001.

      The Credit Agreement prohibits the payment of cash dividends on Professionals Group's common stock (except for cash paid in lieu of fractional shares related to stock dividends declared). The Credit Agreement also requires the Company to, among other things, maintain total consolidated shareholders' equity of at least $80.0 million plus 50% of the preceding fiscal year's consolidated net income, maintain a ratio of debt to equity of not more than 0.5:1 and maintain a fixed charges coverage ratio and an interest coverage ratio (as defined by the Credit Agreement) of not less than 1.5:1 and 2.5:1, respectively. The Company was in compliance with, or had received waivers of, all required covenants at March 31, 2001.

      In 1999, Professionals Group's Board of Directors authorized management to repurchase up to 440,000 shares of the Company's common stock. The Company repurchased 72,800 shares under this plan at a total cost of $1.7 million during the three months ended March 31, 2000. As of December 31, 2000, all 440,000 shares have been repurchased and the stock repurchase program has been completed.

      On June 22, 2000, Professionals Group entered into a definitive agreement to consolidate with Medical Assurance, Inc. (NYSE: MAI) and form a new holding company, ProAssurance Corporation, that would be the nation's third largest writer of liability insurance for health care professionals and facilities. Subject to certain adjustments, Professionals Group shareholders would receive their choice of either $12.00 in cash and ProAssurance stock initially valued at $14.00, or $26.00 in cash, for each share of Professionals Group stock they own. A registration statement on Form S-4, as amended (Registration No. 333-49378), has been filed by ProAssurance with the Securities and Exchange Commission regarding the transactions contemplated by the agreement and plan of consolidation. Individuals are urged to read the registration statement and the documents included or incorporated by reference therein (including the respective Annual Reports on Form 10-K of Professionals Group and Medical Assurance) because they contain important information regarding the consolidation and the legal rights of security holders. ProAssurance's registration statement, as well as other documents filed by Professionals Group and Medical Assurance with the SEC are available from the SEC's website (http://www.sec.gov).

      Assuming the consolidation is completed, ProAssurance will derive the cash needed to pay the Professionals Group shareholders in the consolidation from the following sources: (i) up to approximately $135 million as dividends from Medical Assurance and Professionals Group payable to ProAssurance immediately upon completion of the consolidation; and (ii) approximately $110 million from a bank term loan to be made to ProAssurance and funded concurrently upon completion of the consolidation. The dividend from Professionals Group will be funded in part with the proceeds of an extraordinary dividend from ProNational. ProNational filed a Form D Notice with the Michigan Commissioner of Insurance in support of its request for approval of the payment of an extraordinary dividend of approximately $50 million. The payment of this dividend was approved by the Michigan Commissioner of Insurance on November 28, 2000, and will be paid to Professionals Group upon completion of the consolidation.

Effects of New Accounting Pronouncements:

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", and is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. SFAS No. 138 addresses a limited number of issues that have caused problems for enterprises applying SFAS No. 133. As the Company currently does not use derivative instruments, the adoption of SFAS No. 133 and No. 138 did not affect the results of operations or financial position of the Company.

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

      As of March 31, 2001, the majority of the Company's investment portfolio was invested in fixed maturity securities and short-term investments. The fixed maturity securities primarily consisted of U.S. government and agency bonds, high-quality corporate bonds, mortgage-backed and asset-backed securities, redeemable preferred stocks and tax-exempt U.S. municipal bonds.

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

      The Company regularly examines the quality distribution of its investment portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. All declines in market values of the Company's investment securities at March 31, 2001 were deemed to be temporary.

      The Company currently has no market risk exposure to foreign currency exchange rate risk or commodity price risk.

Quantitative Information About Market Risk:

      Financial instruments subject to interest rate risk as of March 31, 2001 and December 31, 2000 were as follows:

                                                                      Market Value
                                  -------------------------------------------------------------------------------------
                                    -200 bps           -100 bps                           +100 bps         +200 bps
                                     Change             Change           Actual            Change           Change
                                  -------------------------------------------------------------------------------------
                                                                     (in thousands)
Total portfolio value at
March 31, 2001                         $875,664          $841,397          $808,701         $776,228          $745,384
                                  ==============     =============    ==============    =============    ==============

Total portfolio value at
December 31, 2000                      $839,029          $805,761          $773,706         $742,285          $712,490
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

      Financial instruments subject to equity market risk as of March 31, 2001 and December 31, 2000 were as follows:

                                                                                    Hypothetical Market
                                                                 Actual                   Changes
                                                                 Market         ------------------------------
                                                                 Value              +10%             -10%
                                                               ------------     -------------    -------------
                                                                               (in thousands)
      Common stocks at March 31, 2001                               $4,893            $5,382           $4,404
                                                               ============     =============    =============

      Common stocks at December 31, 2000                            $4,935            $5,429           $4,442
                                                               ============     =============    =============

      The table above summarizes the Company's equity price risk as of March 31, 2001 and December 31, 2000 and shows the effects of a hypothetical 10% increase and 10% decrease in the market prices as of March 31, 2001 and December 31, 2000. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

      The Company generally does not invest in equity securities for trading purposes. As of March 31, 2001 and December 31, 2000, equity securities represented less than 1% of the Company's total assets. The carrying values of publicly traded investments subject to equity price risk are based on quoted market prices as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of the investment may significantly differ from the reported market value. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative prices of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. The carrying values of privately held investments are subject to equity price risk which are based on the forgoing market price considerations and also on the underlying value of the issuer and other buyer's perceptions of such value, as well as lack of liquidity considerations.

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

      ----------------------

      (b)         Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated April 12, 2001 disclosing under Item 9 (Regulation FD Disclosure) of Form 8-K that its 2000 Summary Annual Report to Shareholders had been mailed to shareholders and that such information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

               The Company filed a Current Report on Form 8-K dated May 8, 2001 disclosing under Item 9 (Regulation FD Disclosure) of Form 8-K that it had issued its earnings press release for the quarterly period ended March 31, 2001 and that such press release shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

               The Company filed a Current Report on Form 8-K dated May 10, 2001 disclosing under Item 9 (Regulation FD Disclosure) of Form 8-K that it had issued a press release regarding the financing for the cash portion of the consideration to be issued in connection with its proposed consolidation with Medical Assurance, Inc. and that such press release shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

               No other reports were filed during the three months ended March 31, 2001.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PROFESSIONALS GROUP, INC.


DATE:  May 11, 2001       /s/ John F. Lang
                          -----------------------------------------------------
                          John F. Lang
                          Vice President, Secretary, Treasurer and
                          Chief Financial Officer (Principal Financial
                          Officer and Principal Accounting Officer)